Form 10-Q
period 2024-06-30
STEEL PARTNERS HOLDINGS L.P.
filed 2024-08-07
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of common units outstanding as of August 1, 2024 was 20,475,884.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$428,792	$577,928
Trade and other receivables - net of allowance for doubtful accounts of $1,296 and $2,481, respectively	242,032	216,429
Loans receivable, including loans held for sale of $683,290 and $868,884, respectively, net	1,367,324	1,582,536
Inventories, net	205,410	202,294
Prepaid expenses and other current assets	48,224	48,169
Total current assets	2,291,782	2,627,356
Long-term loans receivable, net	322,798	386,072
Goodwill	148,797	148,838
Other intangible assets, net	105,620	114,177
Deferred tax assets	80,458	—
Other non-current assets	332,461	342,046
Property, plant and equipment, net	251,596	253,980
Operating lease right-of-use assets	68,366	76,746
Long-term investments	72,838	41,225
Total Assets	$3,674,716	$3,990,440
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$151,667	$131,922
Accrued liabilities	97,684	117,943
Deposits	1,475,975	1,711,585
Other current liabilities	95,490	103,682
Total current liabilities	1,820,816	2,065,132
Long-term deposits	316,459	370,107
Long-term debt	78,621	191,304
Other borrowings	5,577	15,065
Preferred unit liability	154,401	154,925
Accrued pension liabilities	42,523	46,195
Deferred tax liabilities	26,314	18,353
Long-term operating lease liabilities	55,032	61,790
Other non-current liabilities	61,241	62,161
Total Liabilities	2,560,984	2,985,032
Commitments and Contingencies
Capital:
Partners' capital common units: 20,472,709 and 21,296,067 issued and outstanding (after deducting 19,344,651 and 18,367,307 units held in treasury, at cost of $370,430 and $329,297), respectively	1,191,198	1,079,853
Accumulated other comprehensive loss	(122,937)	(121,223)
Total Partners' Capital	1,068,261	958,630
Noncontrolling interests in consolidated entities	45,471	46,778
Total Capital	1,113,732	1,005,408
Total Liabilities and Capital	$3,674,716	$3,990,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial net sales	$334,494	$315,046	$626,934	$619,472
Energy net revenue	36,995	50,314	68,916	98,478
Financial Services revenue	115,593	105,384	225,548	198,165
Supply Chain revenue	46,077	30,181	88,107	30,181
Total revenue	533,159	500,925	1,009,505	946,296
Costs and expenses:
Cost of goods sold	303,196	289,399	577,352	550,692
Selling, general and administrative expenses	139,699	136,364	274,991	251,318
Asset impairment charge	—	329	—	329
Finance interest expense	23,086	18,382	47,049	32,123
Provision for credit losses	2,319	3,204	3,074	11,010
Interest expense	1,687	5,833	3,081	11,819
Realized and unrealized (gains) losses on securities, net	(986)	3,121	(5,054)	2,514
Other income, net	(1,797)	(3,829)	(2,612)	(5,005)
Total costs and expenses	467,204	452,803	897,881	854,800
Income from operations before income taxes and equity method investments	65,955	48,122	111,624	91,496
Income tax benefit	(58,991)	(15,330)	(48,130)	(726)
Loss of associated companies, net of taxes	—	4,837	7	8,804
Net income	124,946	58,615	159,747	83,418
Net (income) loss attributable to noncontrolling interests in consolidated entities	(8,608)	535	(9,178)	578
Net income attributable to common unitholders	$116,338	$59,150	$150,569	$83,996
Net income per common unit - basic
Net income attributable to common unitholders	$5.72	$2.75	$7.33	$3.89
Net income per common unit - diluted
Net income attributable to common unitholders	$4.85	$2.44	$6.34	$3.53
Weighted-average number of common units outstanding - basic	20,326,629	21,506,699	20,544,437	21,595,730
Weighted-average number of common units outstanding - diluted	24,618,691	25,462,813	24,714,933	25,501,513

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$124,946	$58,615	$159,747	$83,418
Other comprehensive (loss) income, net of taxes:
Currency translation adjustments	(604)	(175)	(1,714)	918
Other comprehensive (loss) income	(604)	(175)	(1,714)	918
Comprehensive income	124,342	58,440	158,033	84,336
Comprehensive (income) loss attributable to noncontrolling interests	(8,608)	535	(9,178)	578
Comprehensive income attributable to common unitholders	$115,734	$58,975	$148,855	$84,914

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2023	39,663,374	(18,367,307)	$(329,297)	$1,079,853	$(121,223)	$958,630	$46,778	$1,005,408
Net income	—	—	—	34,231	—	34,231	570	34,801
Currency translation adjustments	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Equity compensation - restricted units	2,995	—	—	381	—	381	—	381
Tax withholding related to vesting of restricted units	(609)	—	—	(587)	—	(587)	—	(587)
Share-based long term incentive plan unit awards	27,538	—	—	1,604	—	1,604	—	1,604
Purchases of SPLP common units	—	(933,787)	(39,487)	(39,487)	—	(39,487)	—	(39,487)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	155	155
Other, net	—	—	—	34	—	34	11	45
Balance as of March 31, 2024	39,693,298	(19,301,094)	(368,784)	1,076,029	(122,333)	953,696	47,514	1,001,210
Net income	—	—	—	116,338	—	116,338	8,608	124,946
Currency translation adjustments	—	—	—	—	(604)	(604)	—	(604)
Equity compensation - restricted units	125,577	—	—	522	—	522	—	522
Tax withholding related to vesting of restricted units	(1,515)	—	—	(55)	—	(55)	—	(55)
Purchases of SPLP common units	—	(43,557)	(1,646)	(1,646)	—	(1,646)	—	(1,646)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	(10,697)	(10,697)
Other, net	—	—	—	10	—	10	46	56
Balance as of June 30, 2024	39,817,360	(19,344,651)	$(370,430)	$1,191,198	$(122,937)	$1,068,261	$45,471	$1,113,732

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	(312,505)	969,425	(150,781)	818,644	1,197	819,841
Net income	—	—	—	59,150	—	59,150	(535)	58,615
Currency translation adjustments	—	—	—	—	(175)	(175)	—	(175)
Equity compensation - restricted units	17,174	—	—	419	—	419	—	419
Tax withholding related to the vesting of restricted units	(2,462)	—	—	(100)	—	(100)	—	(100)
Purchases of SPLP common units	—	(267,994)	(11,588)	(11,588)	—	(11,588)	—	(11,588)
Noncontrolling interests assumed upon consolidation of Steel Connect (Note 3)	—	—	—	—	—	—	48,900	48,900
Other, net	—	—	—	(30)	—	(30)	—	(30)
Balance as of June 30, 2023	39,661,926	(18,248,177)	$(324,093)	$1,017,276	$(150,956)	$866,320	$49,562	$915,882

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$159,747	$83,418
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for credit losses	3,074	11,010
Loss of associated companies, net of taxes	7	8,804
Realized and unrealized (gains) losses on securities, net	(5,054)	2,514
Derivative gains on economic interests in loans	(2,581)	(2,347)
Non-cash pension expense	2,800	5,969
Deferred income taxes	(72,557)	(20,923)
Depreciation and amortization	28,843	26,740
Non-cash lease expense	11,575	7,166
Equity-based compensation	903	408
Other	1,242	1,529
Net change in operating assets and liabilities:
Trade and other receivables	(26,556)	(33,332)
Inventories	(3,220)	(2,671)
Prepaid expenses and other assets	(71,456)	(5,884)
Accounts payable, accrued and other liabilities	54,054	4,007
Net decrease (increase) in loans held for sale	185,594	(140,919)
Net cash provided by (used in) operating activities	$266,415	$(54,511)
Cash flows from investing activities:
Purchases of investments	(43,189)	(14,194)
Proceeds from sales of investments	13,788	—
Proceeds from maturities of investments	12,034	38,291
Principal repayment on Steel Connect Convertible Note	—	1,000
Loan originations, net of collections	90,498	(210,852)
Purchases of property, plant and equipment	(18,363)	(23,551)
Proceeds from sale of property, plant and equipment	1,322	—
Increase in cash upon consolidation of Steel Connect	—	65,896
Other	(99)	(492)
Net cash provided by (used in) investing activities	$55,991	$(143,902)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(112,649)	4,848
Repayments of term loans	(34)	(34)
Purchases of the Company's common units	(41,133)	(14,836)
Purchases of the Company's preferred units	(1,830)	—
Net decrease in other borrowings	(9,398)	(15,903)
Distribution to preferred unitholders	(4,760)	(4,817)
Purchase of subsidiary shares from noncontrolling interests	(10,905)	—
Tax withholding related to vesting of restricted units	(642)	(433)
Net (decrease) increase in deposits	(289,258)	349,350
Net cash (used in) provided by financing activities	$(470,609)	$318,175
Net change for the period	(148,203)	119,762
Effect of exchange rate changes on cash and cash equivalents	(933)	(1,053)
Cash, cash equivalents and restricted cash at beginning of period	577,928	234,448
Cash, cash equivalents and restricted cash at end of period	$428,792	$353,157

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. The financial results of Steel Connect, Inc. ("Steel Connect" or "STCN") have been included in the Company's consolidated financial statements since May 1, 2023 (see Note 3 - "Acquisitions and Divestitures"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2023 has been derived.

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

The following table presents the Company's revenues disaggregated by geography for the three and six months ended June 30, 2024 and 2023. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$476,862	$457,567	$903,818	$883,732
Foreign	56,297	43,358	105,687	62,564
Total revenue	$533,159	$500,925	$1,009,505	$946,296

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the contract asset balance was $5,938 and $5,317, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2023	$7,388
Deferral of revenue	10,460
Recognition of unearned revenue	(10,831)
Balance at June 30, 2024	$7,017

Balance at December 31, 2022	$4,380
Deferral of revenue	12,739
Recognition of unearned revenue	(10,063)
Balance at June 30, 2023	$7,056

3. ACQUISITIONS AND DIVESTITURES

STCN Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the "Series E Convertible Preferred Stock" and such transfer and related transactions, the "Exchange Transaction"). The Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares (19.8 million shares post June 21, 2023 reverse/forward stock split) of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would result in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect as of the Exchange Transaction closing date. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect is not consolidated for Federal income tax purposes because the ownership in Steel Connect is dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock as of the Exchange Transaction closing date. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction.

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

Identifiable intangible assets were recognized at their estimated acquisition date fair values. The fair value of the trade name asset was determined using the relief-from-royalty method and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets as of the Exchange Transaction closing date were as follows:

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500

The operating results of Steel Connect have been included in our consolidated financial statements since the date of the Exchange Transaction.

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of June 30, 2024 and December 31, 2023 are as follows:

	Total				Current		Non-current
	June 30, 2024	%	December 31, 2023	%	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Loans held for sale	$683,290		$868,884		$683,290	$868,884	$—	$—

Commercial real estate loans	$3,424	—%	$2,078	—%	$—	$—	$3,424	$2,078
Commercial and industrial	909,558	89%	980,722	87%	624,902	646,890	284,656	333,832
Consumer loans	114,671	11%	142,410	13%	79,953	92,248	34,718	50,162
Total loans	1,027,653	100%	1,125,210	100%	704,855	739,138	322,798	386,072
Less:
Allowance for credit losses	(20,821)		(25,486)		(20,821)	(25,486)	—	—
Total loans receivable, net	$1,006,832		$1,099,724		684,034	713,652	322,798	386,072
Loans receivable, including loans held for sale (a)					$1,367,324	$1,582,536	$322,798	$386,072
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,684,498 and $1,967,021 as of June 30, 2024 and December 31, 2023, respectively.

Loans with an amortized cost of approximately $266,908 and $381,256 were pledged as collateral for potential borrowings as of June 30, 2024 and December 31, 2023, respectively. WebBank serviced $1,742 and $1,744 in loans for others as of June 30, 2024 and December 31, 2023, respectively.

WebBank sold loans classified as loans held for sale of $12,869,549 and $8,839,805 during the six months ended June 30, 2024 and 2023, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $12,682,932 and $9,072,787, respectively.

WebBank's allowance for credit losses ("ACL") decreased $1,299, or 5.9%, during the three months ended June 30, 2024 and decreased $4,665, or 18.3% during the six months ended June 30, 2024. The decrease in the ACL was primarily driven by a reduction in loan balances. WebBank continues to monitor the impact of the current economic environment, including potential future negative impacts to its loan portfolio.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2023	$75	$14,744	$10,667	$25,486
Charge-offs	—	(2,644)	(2,100)	(4,744)
Recoveries	—	399	164	563
Provision (benefit)	63	946	(194)	815
March 31, 2024	$138	$13,445	$8,537	$22,120
Charge-offs	—	(2,051)	(1,285)	(3,336)
Recoveries	—	391	66	457
Provision	18	716	846	1,580
June 30, 2024	$156	$12,501	$8,164	$20,821

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693
Charge-offs	$—	$(3,826)	$(2,462)	(6,288)
Recoveries	54	366	82	502
(Benefit) Provision	(47)	4,815	(1,564)	3,204
June 30, 2023	$48	$22,983	$11,080	$34,111

The ACL and outstanding loan balances are summarized as follows:

June 30, 2024	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$7	$1,128	$—	$1,135
Collectively evaluated for impairment	149	11,373	8,164	19,686
Total	$156	$12,501	$8,164	$20,821
Outstanding loan balances:
Individually evaluated for impairment	$7	$3,628	$—	$3,635
Collectively evaluated for impairment	3,417	905,930	114,671	1,024,018
Total	$3,424	$909,558	$114,671	$1,027,653

December 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$1,000	$—	$1,008
Collectively evaluated for impairment	67	13,744	10,667	24,478
Total	$75	$14,744	$10,667	$25,486
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,095	$—	$3,103
Collectively evaluated for impairment	2,070	977,627	142,410	1,122,107
Total	$2,078	$980,722	$142,410	$1,125,210

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $4,750 and $10,270 at June 30, 2024 and December 31, 2023, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,760 and $4,790 at June 30, 2024 and December 31, 2023, respectively. The Company had nonaccrual loans of $814 at June 30, 2024 and December 31, 2023.

Past due loans (accruing and nonaccruing) are summarized as follows:

June 30, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$3,424	$—	$—	$—	$3,424	$—	$—
Commercial and industrial	890,898	13,910	4,750	18,660	909,558	4,750	814
Consumer loans	110,051	2,860	1,760	4,620	114,671	1,760	—
Total loans	$1,004,373	$16,770	$6,510	$23,280	$1,027,653	$6,510	$814

December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,078	$—	$—	$—	$2,078	$—	$—
Commercial and industrial	959,852	10,600	10,270	20,870	980,722	10,270	814
Consumer loans	132,570	5,050	4,790	9,840	142,410	4,790	—
Total loans	$1,094,500	$15,650	$15,060	$30,710	$1,125,210	$15,060	$814
(a)    Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, loans are analyzed using a loan grading system. Generally, internal grades are assigned to commercial loans based on the performance of the loans, financial/statistical models and loan officer judgment. For consumer loans and some commercial and industrial loans, the primary credit quality indicator is payment status. Reviews and grading of loans with unpaid principal balances of $100 or more are performed once per year. Grades follow definitions of Pass, Special Mention, Substandard and Doubtful, which are consistent with published definitions of regulatory risk classifications. The definitions of Pass, Special Mention, Substandard and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

June 30, 2024	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$3,417	$—	$7	$—	$3,424
Commercial and industrial	689,223	216,700	—	3,635	—	909,558
Consumer loans	114,671	—	—	—	—	114,671
Total loans	$803,894	$220,117	$—	$3,642	$—	$1,027,653

December 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,070	$—	$8	$—	$2,078
Commercial and industrial	675,952	301,675	—	3,095	—	980,722
Consumer loans	142,410	—	—	—	—	142,410
Total loans	$818,362	$303,745	$—	$3,103	$—	$1,125,210

The following table represents the amortized cost basis loan balances by year of origination and credit quality indicator:

	As of June 30, 2024						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,427	$1,109	$585	$97	$59	$140	$—	$3,417
Sub-standard	—	—	—	—	—	7	—	7
Total Commercial Real Estate Loans	$1,427	$1,109	$585	$97	$59	$147	$—	$3,424

Commercial & Industrial
Risk Rating:
Pass	$—	$62,467	$109,067	$44,947	$219	$—	$—	$216,700
Non - graded	416,610	98,111	1,623	7,372	1,021	7	164,479	689,223
Sub-standard	592	483	8	—	—	2,552	—	3,635
Total Commercial & Industrial	$417,202	$161,061	$110,698	$52,319	$1,240	$2,559	$164,479	$909,558
Current period gross charge-offs	$34	$2,907	$1,453	$88	$176	$37	$—	$4,695

Consumer Loans
Risk Rating:
Non - graded	$22,410	$50,446	$17,880	$1,431	$265	$359	$21,880	$114,671
Total Consumer Loans	$22,410	$50,446	$17,880	$1,431	$265	$359	$21,880	$114,671
Current period gross charge-offs	$1	$2,166	$1,030	$77	$29	$82	$—	$3,385

	As of December 31, 2023						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,116	$591	$126	$61	$42	$134	$—	$2,070
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$1,116	$591	$126	$61	$42	$142	$—	$2,078

Commercial & Industrial
Risk Rating:
Pass	$135,468	$114,821	$51,181	$205	$—	$—	$—	$301,675
Non - graded	508,163	11,717	414	1,901	278	62	153,417	675,952
Sub-standard	560	27	—	—	—	2,508	—	3,095
Total Commercial & Industrial	$644,191	$126,565	$51,595	$2,106	$278	$2,570	$153,417	$980,722

Consumer Loans
Risk Rating:
Non - graded	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Total Consumer Loans	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410

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

During the three and six months ended June 30, 2024 and 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of June 30, 2024, the total PPP loans and associated liabilities were $6,998 and $5,577, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the Company's consolidated balance sheet as of June 30, 2024. As of December 31, 2023, the total PPP loans and associated liabilities were $16,660 and $15,065, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $9,663 during the six months ended June 30, 2024.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	June 30, 2024	December 31, 2023
Finished products	$53,314	$62,798
In-process	36,169	34,376
Raw materials	69,705	68,895
Fine and fabricated precious metal in various stages of completion	46,616	36,393
	205,804	202,462
LIFO reserve	(394)	(168)
Total	$205,410	$202,294

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

The Company obtains certain precious metals under a fee consignment agreement. As of June 30, 2024 and December 31, 2023, the Company had approximately $36,403 and $30,242, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	June 30, 2024	December 31, 2023
Supplemental inventory information:
Precious metals stated at LIFO cost	$2,768	$2,113
Precious metals stated under non-LIFO cost methods, primarily at fair value	$43,454	$34,112
Market price per ounce:
Silver	$29.35	$23.93
Gold	$2,337.21	$2,069.11
Platinum	$1,004.10	$998.58
Palladium	$982.95	$1,108.32

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance as of December 31, 2023
Gross goodwill	$155,423	$67,143	$9,474	$22,785	$81	$254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	114,145	2,353	9,474	22,785	81	148,838
Currency translation adjustments	(41)	—	—	—	—	(41)
Balance as of June 30, 2024
Gross goodwill	155,382	67,143	9,474	22,785	81	254,865
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,104	$2,353	$9,474	$22,785	$81	$148,797

As of June 30, 2024 and December 31, 2023, the Electrical Products reporting unit, which is included within the Diversified Industrial segment, had goodwill of $46,650 and $46,682, respectively. As of December 1, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 11%. As of June 30, 2024, the Company did not identify indicators of impairment for the Electrical Products reporting unit. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

A summary of Other intangible assets, net is as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,816	$151,255	$65,561	$216,968	$144,686	$72,282
Trademarks, trade names and brand names	57,135	24,276	32,859	57,160	23,431	33,729
Developed technology, patents and patent applications	33,175	25,975	7,200	33,102	25,086	8,016
Other	16,658	16,658	—	16,662	16,512	150
Total	$323,784	$218,164	$105,620	$323,892	$209,715	$114,177

Trademarks with indefinite lives as of June 30, 2024 and December 31, 2023 were $22,184 and $22,210, respectively. Amortization expense related to intangible assets was $4,269 and $4,185 for the three months ended June 30, 2024 and 2023, respectively, and $8,572 and $7,773 for the six months ended June 30, 2024 and 2023, respectively.

Based on gross carrying amounts at June 30, 2024, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2024 through 2028 is presented in the table below.

	Year Ending December 31,
	2024	2025	2026	2027	2028
Estimated amortization expense	$17,192	$15,705	$13,687	$13,007	$12,213

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of June 30, 2024 and December 31, 2023.

	Ownership %		Long-Term Investments Balance
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
PCS-Mosaic (a)	58.3%	58.3%	19,058	19,067
Other long-term investments (b)			53,780	22,158
Total			$72,838	$41,225

a)Represents the Company's investment in PCS-Mosaic, which is accounted for under the equity method of accounting.
b)The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

The Loss of associated companies, net of taxes, for the three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
STCN convertible notes	$—	$421	$—	$389
STCN common stock	—	4,416	—	8,415
PCS-Mosaic	—	—	7	—
Loss of associated companies, net of taxes	$—	$4,837	$7	$8,804

The amounts of unrealized (gains) losses for the three and six months ended June 30, 2024 and 2023 that relate to equity securities still held as of June 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (gains) losses recognized during the period on equity securities	$(986)	$3,121	$(5,054)	$2,514
Less: Net (gains) losses recognized during the period on equity securities sold during the period	(93)	(1)	(4,222)	2
Unrealized (gains) losses recognized during the period on equity securities still held at the end of the period	$(893)	$3,122	$(832)	$2,512

Equity Method Investments

As of June 30, 2024, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment.

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

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$312,382	$2,917	$315,299	$312,382

Contractual maturities within:
Less than five years				306,067
Five years to ten years				314
After ten years				6,001
Total				$312,382

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$322,268	$2,199	$324,467	$322,268

Contractual maturities within:
Less than five years				318,644
Five years to ten years				—
After ten years				3,624
Total				$322,268

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income. The ACL for HTM debt securities of $2,878 and $2,199 at June 30, 2024 and December 31, 2023, respectively, is included in the net amortized cost balance of the securities. For the six months ended June 30, 2024, WebBank recorded a provision for credit losses on HTM debt securities of $679.

8. DEBT

The current portion of long-term debt is included in Other current liabilities on the Company's consolidated balance sheets.The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	June 30, 2024	December 31, 2023
Long-term debt:
Credit Agreement	$77,800	$190,449
Other debt - domestic	888	922
Subtotal	78,688	191,371
Less: portion due within one year	67	67
Long-term debt	78,621	191,304
Total debt	$78,688	$191,371

Long-term debt as of June 30, 2024 matures in each of the next five years as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$78,688	$34	$67	$77,867	$720	$—	$—

As of June 30, 2024, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR (each as defined in the Credit Agreement), at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of June 30, 2024, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition (as defined in the Credit Agreement), Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of June 30, 2024, the Company was in compliance with all financial and nonfinancial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.68% at June 30, 2024. As of June 30, 2024, letters of credit totaling $10,631 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations related to certain environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of June 30, 2024, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA (as defined in the Credit Agreement) and certain covenants as described in the Credit Agreement, was approximately $511,600 as of June 30, 2024.

Steel Connect Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2026. As of June 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of June 30, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

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

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of June 30, 2024, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of June 30, 2024, the Company had the following outstanding forward contracts with settlement dates through July 2024. There were no futures contracts outstanding as of June 30, 2024.

Commodity	Amount (in whole units)	Notional Value
Silver	153,269 ounces	$4,545
Gold	3 ounces	$10
Palladium	1,086 ounces	$1,090
Platinum	46 ounces	$46
Copper	247,000 pounds	$1,090
Tin	18 metric tons	$605

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 44,881 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	June 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Other liabilities	$(32)	Other liabilities	$(25)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Other Asset	$84	Prepaid expenses and other current assets	$75
Economic interests in loans	Other non-current assets	$4,955	Other non-current assets	$4,903

The effects of fair value hedge accounting on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are not material. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Commodity contracts	Other (expense) income, net	$(506)	$213	$(589)	$757
Economic interests in loans	Financial Services revenue	1,298	1,088	2,581	2,348
Total		$792	$1,301	$1,992	$3,105

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

As of June 30, 2024 and December 31, 2023, WebBank's undisbursed loan commitments totaled $310,569 and $340,621, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost	$4,199	$4,538	$8,398	$9,076
Expected return on plan assets	(5,010)	(4,467)	(10,020)	(8,934)
Amortization of actuarial loss	2,185	2,882	4,370	5,764
Total net pension expense	$1,374	$2,953	$2,748	$5,906

Net pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2024, the Company contributed $5,966 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $4,243 to its pension plans during the remainder of 2024.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of June 30, 2024, the Company had 20,472,709 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased 43,557 and 977,344 common units for an aggregate purchase price of $1,646 and $41,133 during the three and six months ended June 30, 2024, respectively. From the inception of the Repurchase Program the Company has purchased 8,785,964 common units for an aggregate price of approximately $205,531. As of June 30, 2024, there remained 734,276 common units that may yet be purchased under the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 153,266 restricted LP Units under the Second A&R 2018 Plan during the six months ended June 30, 2024. Of the restricted LP Units granted during the six months ended June 30, 2024, 27,538 restricted LP Units were granted during the three months ending March 31, 2024, which vested immediately on the date of the grant, and 125,728 restricted LP Units were granted during the three months ended June 30, 2024, which will vest in approximately 2.5 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,380 and $2,408 to preferred unitholders for the three months ended June 30, 2024, and 2023, respectively, and approximately $4,760 and $4,817 for the six months ended June 30, 2024, and 2023, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 2, 2024, the Board of SPH GP approved the repurchase of up to 400,000 of the SPLP Preferred Units. For the six months ended June 30, 2024, the Company repurchased 76,146, SPLP Preferred Units for $1,830. The Company did not repurchase any SPLP Preferred Units during the three months ended June 30, 2024.

The SPLP Preferred Units have no voting rights, except that holders have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of June 30, 2024 and December 31, 2023 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there were 6,345,982 and 6,422,128 SPLP Preferred Units outstanding, respectively.

On August 6, 2024, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable September 15, 2024, to unitholders of record as of September 1, 2024, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2023	$(92)	$(14,993)	$(106,138)	$(121,223)
Net other comprehensive loss attributable to common unitholders	—	(1,110)	—	(1,110)
Balance at March 31, 2024	(92)	(16,103)	(106,138)	(122,333)
Net other comprehensive loss attributable to common unitholders	—	(604)	—	(604)
Balance as of June 30, 2024	$(92)	$(16,707)	$(106,138)	$(122,937)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	(92)	(16,020)	(134,669)	(150,781)
Net other comprehensive loss attributable to common unitholders	—	(175)	—	(175)
Balance at June 30, 2023	$(92)	$(16,195)	$(134,669)	$(150,956)

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

If June 30, 2024 was the annual measurement date, no Incentive Units would vest or be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to June 30, 2024. Pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, and therefore, more, fewer or no Incentive Units may vest for 2024.

12. INCOME TAXES

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The income tax provision fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The Company recorded income tax benefits of $58,991 and $15,330 for the three months ended June 30, 2024 and 2023, respectively, and $48,130 and $726 for the six months ended June 30, 2024 and 2023, respectively. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include the effect of the release of valuation allowances with respect to deferred tax assets, partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, the effect of tax credits and incentives, and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The income tax benefits recorded for the three months ended June 30, 2024 include the impact of the release of Steel Connect's valuation allowance on its deferred tax assets which resulted in a one-time non-cash income tax benefit of $71,550. During the three months ended June 30, 2024, Steel Connect reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, Steel Connect determined that it is more likely than not that the deferred tax assets will be realized. As a result, Steel Connect released substantially all of its valuation allowance except the valuation allowance relating to an estimated $31,046 of NOLs that will expire as of July 31, 2024 (Steel Connect's fiscal year end), and an estimated $912 of state NOLs that Steel Connect anticipates will expire unutilized.

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

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$124,946	$58,615	$159,747	$83,418
Net (income) loss attributable to noncontrolling interests in consolidated entities	(8,608)	535	(9,178)	578
Net income attributable to common unitholders	116,338	59,150	150,569	83,996
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,037	3,076	6,139	6,145
Net income attributable to common unitholders – assuming dilution	$119,375	$62,226	$156,708	$90,141
Net income per common unit – basic
Net income attributable to common unitholders	$5.72	$2.75	$7.33	$3.89
Net income per common unit – diluted
Net income attributable to common unitholders	$4.85	$2.44	$6.34	$3.53
Denominator for net income per common unit – basic	20,326,629	21,506,699	20,544,437	21,595,730
Effect of dilutive securities:
Incentive Units	—	216,746	—	152,556
Unvested restricted common units	60,584	17,923	44,398	16,839
SPLP Preferred Units	4,231,478	3,721,445	4,126,098	3,736,388
Denominator for net income per common unit – diluted	24,618,691	25,462,813	24,714,933	25,501,513
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of June 30, 2024 and December 31, 2023 are summarized by type of inputs applicable to the fair value measurements as follows:

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$48,397	$471	$4,912	$53,780
Precious metal and commodity inventories recorded at fair value	45,275	—	—	45,275
Economic interests in loans (b)	—	—	4,955	4,955
Warrants (c)	—	—	1,436	1,436
Total	$93,672	$471	$11,303	$105,446

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$(53)	$—	$(53)
Other precious metal liabilities	$37,365	$—	$—	$37,365
Total	$37,365	$(53)	$—	$37,312

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$15,965	$447	$5,746	$22,158
Precious metal and commodity inventories recorded at fair value	35,361	—	—	35,361
Economic interests in loans (b)	—	—	4,903	4,903
Commodity contracts on precious metal and commodity inventories	—	75	—	75
Warrants (c)	—	—	1,436	1,436
Total	$51,326	$522	$12,085	$63,933

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$25	$—	$25
Other precious metal liabilities	30,958	—	—	30,958
Total	$30,958	$25	$—	$30,983
(a)    For additional details of the long-term investments, see Note 7 – "Investments." The investment in PCS-Mosaic of $19,058 and $19,067 as of June 30, 2024 and December 31, 2023, respectively, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional details of the economic interests in loans, see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the three and six months ended June 30, 2024 or 2023.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2023	$5,746	$4,903	$1,436	$12,085
Purchases	373	—	—	373
Sales, cash collections, and eliminations	16	(2,529)	—	(2,513)
Realized gains	(13)	2,581	—	2,568
Unrealized gains	18	—	—	18
Unrealized losses	(1,228)	—	—	(1,228)
Balance as of June 30, 2024	$4,912	$4,955	$1,436	$11,303

Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Purchases	222	—	—	222
Sales, cash collections, and eliminations	(49,521)	2,348	—	(47,173)
Realized gains	(3)	(3,124)	—	(3,127)
Unrealized gains	106	—	—	106
Unrealized losses	—	—	—	—
Balance as of June 30, 2023	$3,140	$4,952	$3,564	$11,656
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

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 9.25% to 34.49%, a constant default rate of 1.72% to 21.50% and a discount rate of 1.82% to 24.25%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of June 30, 2024, on a consolidated basis, the Company recorded liabilities of $2,656 and $25,390 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2023, on a consolidated basis, the Company recorded liabilities of $13,107 and $25,388 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. An ecological risk assessment of the wetlands portion was submitted in the second quarter of 2016 to the CTDEEP for their review and approval. Company officials continue to meet with CTDEEP representatives to address a final workplan. Additional investigation of the wetlands is expected, pending approval of a mutually acceptable wetlands work plan. An updated work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and completed during 2019 and 2020. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,435 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the improved groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $850 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,600 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State sought unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company. As a result of a confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would be required to pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. Additionally, the State has also agreed to a settlement amount of $3,500 with Cycle Chem for which they will be 100% responsible. The Court approved the settlement and on June 27, 2024, the Company and the other defendants paid their portion of the settlement to the State.

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

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to PFAS compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the second half of 2024. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $2,855 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater have undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,110 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

Litigation Matters

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Delaware Court of Chancery. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. The defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court of Chancery denied most of defendants' motion to dismiss, allowing the matter to proceed. The defendants and plaintiff (the "parties") subsequently participated in document discovery. On August 13, 2021, the parties entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed (subject to court approval) to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement, and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Court of Chancery granted a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for plaintiff and STCN, where the funds were to remain until final court approval of the settlement. In addition, pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares in December 2021. After the parties filed papers in support of court approval of the settlement and an objector filed papers in opposition to court approval of the settlement, and after hearings held on August 12 and August 18, 2022, and after the parties and insurers agreed to modify the proposed settlement to increase by $250 the cash to be paid by the insurers, the Court of Chancery declined to approve the settlement on September 23, 2022. On account of this ruling, the funds previously paid into escrow were returned to the insurance carriers. After the Court of Chancery rejected the settlement, it was no longer probable the Company had a liability for the proposed settlement nor a receivable for the related insurance coverage and therefore both amounts were no longer accrued. On September 12, 2023, the Court of Chancery approved a schedule culminating in a trial in September 2024.

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

On September 1, 2023, a purported stockholder of STCN, Mohammad Ladjevardian, filed a verified complaint in the Delaware Court of Chancery alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company, Steel Excel, Inc. ("Steel Excel"), and WebFinancial Corporation ("WebFinancial") in connection with the Exchange Transaction. The complaint alleged that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested included rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint.

On April 18, 2024, in order to avoid the cost and uncertainty of litigation, Messrs. Lichtenstein and Howard, the Company, Steel Excel and WebFinancial, without admitting any wrongdoing, entered into a Settlement Agreement and Securities Purchase Agreements (the "SPAs") with the Estate of Mohammad Ladjevardian and certain parties related to Mohammad Ladjevardian (the "Ladjevardian Parties"). Pursuant to the SPAs, (a) Steel Excel purchased an aggregate of 701,246 shares of Common Stock of STCN held by the Ladjevardian Parties at a price of $9.83 per share, which represented the closing market price of the shares on April 17, 2024, and (b) made an aggregate cash settlement payment of $1,522 to the Ladjevardian Parties.

A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through June 30, 2024. In many cases these claims involved more than 100 defendants. There remained approximately 51 pending asbestos claims as of June 30, 2024. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both June 30, 2024 and December 31, 2023, BNS Sub has accrued $1,359 and $1,357 respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended June 30, 2024 and December 31, 2023 are presented below:

	June 30, 2024	December 31, 2023
Receivable from related parties:
Receivable from other related parties	$187	$234
Payables to related parties:
Accrued management fees	$76	$170
Payables to other related parties	2,533	2,359
Total	$2,609	$2,529

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $3,542 and $3,070 for the three months ended June 30, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $17 and $0 for the three months ended June 30, 2024 and 2023, respectively. The Management Fee was $7,124 and $6,071 for the six months ended June 30, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $24 and $0 for the six months ended June 30, 2024 and 2023, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $76 and $170 as of June 30, 2024 and December 31, 2023, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: travel, legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement, the substantial majority of which was for business-related air travel, were approximately $568 and $1,773 for the three months ended June 30, 2024 and 2023, respectively, and $1,498 and $2,379 for the six months ended June 30, 2024 and 2023, respectively. Unpaid amounts for reimbursable expenses were approximately $2,368 and $2,185 as of June 30, 2024 and December 31, 2023, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

Corporate Services

The Company's subsidiary, Steel Services Ltd ("Steel Services"), through management services agreements with its subsidiaries and portfolio companies, provides services, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services. In addition to its servicing agreements with SPLP and its consolidated subsidiaries, which are eliminated in consolidation, Steel Services has management services agreements with other companies considered to be related parties, including J. Howard Inc. and Steel Partners, Ltd. and affiliates. In total, Steel Services currently charges approximately $88 annually to these companies, such fees are payable to Steel Services quarterly. Upon closing of the Exchange Transaction on May 1, 2023, STCN became a consolidated subsidiary of the Company as described in Note 3 - "Acquisitions and Divestitures". Service fees charged to STCN after May 1, 2023 are eliminated in consolidation. All amounts billed under these service agreements are classified as a reduction of Selling, general and administrative expenses.

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

Other

At both June 30, 2024 and December 31, 2023, several related parties and consolidated subsidiaries had deposits totaling $110 at WebBank. Approximately $27 of these deposits, including interest which was not significant, have been eliminated in consolidation as of both June 30, 2024 and December 31, 2023.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $13,699, $2,373, $540 and $630, respectively, for the three months ended June 30, 2024 and charged the Diversified Industrial, Energy, Financial Services and Supply Chain segments approximately $15,597, $2,700, $571 and $411, respectively, for the three months ended June 30, 2023. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation. Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $27,398, $4,746, $1,080, and $1,261, respectively, for the six months ended June 30, 2024 and charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $26,368, $4,688, $993, and $411, respectively, for the six months ended June 30, 2023. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial	$334,494	$315,046	$626,934	$619,472
Energy	36,995	50,314	68,916	98,478
Financial Services	115,593	105,384	225,548	198,165
Supply Chain	46,077	30,181	88,107	30,181
Total revenue	$533,159	$500,925	$1,009,505	$946,296
Income (loss) before interest expense and income taxes:
Diversified Industrial	$29,099	$25,121	$39,829	$46,259
Energy	3,093	4,031	4,683	9,271
Financial Services	28,684	24,982	56,901	50,834
Supply Chain	4,502	1,835	6,233	1,835
Corporate and Other	2,264	(6,851)	7,052	(13,688)
Income before interest expense and income taxes	67,642	49,118	114,698	94,511
Interest expense	1,687	5,833	3,081	11,819
Income tax benefit	(58,991)	(15,330)	(48,130)	(726)
Net income	$124,946	$58,615	$159,747	$83,418
Loss of associated companies, net of taxes:
Corporate and Other	$—	$4,837	$7	$8,804
Total	$—	$4,837	$7	$8,804
Segment depreciation and amortization:
Diversified Industrial	$10,566	$10,061	$21,139	$20,076
Energy	2,158	2,452	4,321	4,992
Financial Services	193	209	387	425
Supply Chain	1,369	910	2,695	910
Corporate and Other	143	165	301	337
Total depreciation and amortization	$14,429	$13,797	$28,843	$26,740

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Total Capital
(to risk-weighted assets)	$369,605	18.18%	$162,662	8.00%	$213,494	10.50%	$203,328	10.00%
Tier 1 Capital
(to risk-weighted assets)	$347,406	17.09%	$121,997	6.00%	$172,829	8.50%	$162,662	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$347,406	17.09%	$91,498	4.50%	$142,330	7.00%	$132,163	6.50%
Tier 1 Capital
(to average assets)	$347,406	15.34%	$90,566	4.00%	n/a	n/a	$113,208	5.00%

As of December 31, 2023
Total Capital
(to risk-weighted assets)	$359,747	15.40%	$186,523	8.00%	$244,811	10.50%	$233,154	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$139,892	6.00%	$198,180	8.50%	$186,523	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$104,919	4.50%	$163,207	7.00%	$151,550	6.50%
Tier 1 Capital
(to average assets)	$334,833	13.20%	$101,663	4.00%	n/a	n/a	$127,078	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the six months ended June 30, 2024 and 2023 is presented in the following table:

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for:
Interest	$64,572	$36,000
Taxes	$24,183	$22,583

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 1 - Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to, among other things, (i) its financing plans, (ii) trends affecting its financial condition or results of operations, (iii) the impact of legal claims and related contingencies, (iv) expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements, (v) WebBank, including its debt securities, credit risk and minimum capital requirements, (vi) cash flows from operations for the next twelve months, (vii) full-year capital expenditures, and (viii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

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

During the three months ended June 30, 2024, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of June 30, 2024, the total PPP loans and associated liabilities are $6,998 and $5,577, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of June 30, 2024. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

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

Significant Developments

Common Unit Repurchase Program

During the three months ended June 30, 2024, the Company repurchased 43,557 common units for an aggregate purchase price of $1,646. From the inception of the Repurchase Program the Company has purchased 8,785,964 common units for an aggregate price of approximately $205,531. As of June 30, 2024, there remained 734,276 common units that may yet be purchased under the Repurchase Program.

Income Taxes

During the current quarter, Steel Connect reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, Steel Connect determined that it is more likely than not that the deferred tax assets will be realized. The three months ended June 30, 2024, include the impact of the release of Steel Connect's valuation allowance on its deferred tax assets which resulted in a one-time non-cash income tax benefit of $71,550.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$533,159	$500,925	$1,009,505	$946,296
Cost of goods sold	303,196	289,399	577,352	550,692
Selling, general and administrative expenses	139,699	136,364	274,991	251,318
Asset impairment charge	—	329	—	329
Interest expense	1,687	5,833	3,081	11,819
Realized and unrealized (gains) losses on securities, net	(986)	3,121	(5,054)	2,514
All other expense, net *	23,608	17,757	47,511	38,128
Total costs and expenses	467,204	452,803	897,881	854,800
Income from operations before income taxes and equity method investments	65,955	48,122	111,624	91,496
Income tax benefit	(58,991)	(15,330)	(48,130)	(726)
Loss of associated companies, net of taxes	—	4,837	7	8,804
Net income	$124,946	$58,615	$159,747	$83,418
* Includes Finance interest expense, Provision for credit losses, and Other income, net from the Consolidated Statements of Operations

Revenue

Revenue for the three months ended June 30, 2024 increased $32,234, or 6.4%, as compared to the same period last year. This increase was due to $19,448 or 6.2%, higher net sales from the Diversified Industrial segment, $15,896, or 52.7% from the favorable impact of consolidation of the Supply Chain segment, and $10,209, or 9.7% higher revenue from the Financial Services segment. These increases were partially offset by $13,319, or 26.5%, lower net revenue from the Energy segment.

Revenue for the six months ended June 30, 2024 increased $63,209, or 6.7%, as compared to the same period last year, as a result of higher revenue of $27,383, or 13.8% from the Financial Services segment and higher net sales of $7,462, or 1.2% from the Diversified Industrial segments, as well as higher revenue of $57,926 or 191.9% from the Supply Chain segment, primarily driven by favorable impact of the consolidation, partially offset by lower net revenue of $29,562, or 30.0% from the Energy segment.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 increased $13,797, or 4.8%, as compared to the same period last year, resulting from consolidation of the Supply Chain segment and higher net sales from the Diversified Industrial segment, partially offset by the impact of lower net revenue from the Energy segment.

Cost of goods sold for the six months ended June 30, 2024 increased $26,660, or 4.8%, as compared to the same period last year, resulting from consolidation of the Supply Chain segment and higher net sales from the Diversified Industrial segment, partially offset by the impact of lower net revenue from the Energy segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2024 increased $3,335, or 2.4%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment of $3,200. The increase for the Financial Services segment was primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel expenses related to incremental headcount.

SG&A for the six months ended June 30, 2024 increased $23,673, or 9.4%, as compared to the same period last year. The increase was primarily driven by higher SG&A expenses from the Financial Services segment of $14,900 as discussed above and the impact from consolidation of the Supply Chain segment of $11,500.

Interest Expense

Interest expense decreased $4,146, or 71.1% and $8,738 or 73.9% for the three and six months ended June 30, 2024, respectively, as compared to the same period last year. The decrease for the three and six month periods was primarily due to significantly lower average debt outstanding.

Realized and Unrealized Gains on Securities, Net

The Company recorded gains of $986 and $5,054 for the three and six months ended June 30, 2024, as compared to losses of $3,121 and $2,514 for the three and six months ended June 30, 2023, respectively. These gains and losses were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities.
All Other Expense, Net

All other expense, net totaled $23,608 for the three months ended June 30, 2024, as compared to $17,757 in the same period of 2023 and $47,511 for the six months ended June 30, 2024, as compared to $38,128 in the same period of 2023. The incremental all other expense, net for the three months ended June 30, 2024 was primarily due to an increase of $4,704 of higher finance interest expense. Higher all other expense, net for the six months ended June 30, 2024 was primarily due to an increase of $14,926 higher finance interest expense, partially offset by $7,936 lower provisions for credit losses related to the Financial Services segment, as compared to the same period of 2023.

Income Tax Benefit

The Company recorded income tax benefits of $58,991 and $15,330 for the three months ended June 30, 2024 and 2023, respectively, and $48,130 and $726 for the six months ended June 30, 2024 and 2023, respectively. As a limited partnership, the Company is generally not responsible for federal and state income taxes, and its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The Company's effective tax rate was (43.1%) and (0.8%) for the six months ended June 30, 2024 and 2023, respectively. The lower effective tax rate for the six months ended June 30, 2024, is primarily due to a non-cash income tax benefit of $71,550 for the reduction in the valuation allowance against Steel Connect's deferred tax assets. Significant differences between the statutory rate and the effective tax rate include the effect of the release of valuation allowances with respect to deferred tax assets, partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, the effect of tax credits and incentives, and other permanent differences.

Losses of Associated Companies, Net of Taxes

The Company recorded losses from associated companies, net of taxes, of $7 for the six months ended June 30, 2024, as compared to losses from associated companies, net of taxes, of $4,837 and $8,804 for the three and six months ended June 30, 2023, respectively.

For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial	$334,494	$315,046	$626,934	$619,472
Energy	36,995	50,314	68,916	98,478
Financial Services	115,593	105,384	225,548	198,165
Supply Chain	46,077	30,181	88,107	30,181
Total revenue	$533,159	$500,925	$1,009,505	$946,296
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$29,099	$25,121	$39,829	$46,259
Energy	3,093	4,031	4,683	9,271
Financial Services	28,684	24,982	56,901	50,834
Supply Chain	4,502	1,835	6,233	1,835
Corporate and other	2,264	(6,851)	7,052	(13,688)
Income from operations before interest expense and income taxes	67,642	49,118	114,698	94,511
Interest expense	1,687	5,833	3,081	11,819
Income tax benefit	(58,991)	(15,330)	(48,130)	(726)
Net income	$124,946	$58,615	$159,747	$83,418
Loss of associated companies, net of taxes:
Corporate and other	$—	$4,837	$7	$8,804
Total	$—	$4,837	$7	$8,804
Segment depreciation and amortization:
Diversified Industrial	$10,566	$10,061	$21,139	$20,076
Energy	2,158	2,452	4,321	4,992
Financial Services	193	209	387	425
Supply Chain	1,369	910	2,695	910
Corporate and other	143	165	301	337
Total depreciation and amortization	$14,429	$13,797	$28,843	$26,740

Diversified Industrial

Net sales for the three months ended June 30, 2024 increased $19,448, or 6.2%, as compared to the same period of 2023, primarily driven by higher sales for the Building Materials business unit. The increase of $13,000 for the Building Materials business unit was primarily driven by higher sales volume from its roofing and FastenMaster products.

Net sales for the six months ended June 30, 2024 increased $7,462, or 1.2%, as compared to the same period of 2023, primarily driven by higher sales for the Building Materials business unit. The increase of $8,500 for the Building Materials business unit was primarily driven by higher sales volume from its roofing and FastenMaster products.

Segment operating income for the three months ended June 30, 2024 increased $3,978, as compared to the same period of 2023. Higher operating income for the 2024 period was primarily driven by higher sales volume as discussed above.

Segment operating income for the six months ended June 30, 2024 decreased $6,430, as compared to the same period of 2023. Lower operating income for the 2024 period was primarily driven by higher material costs, partially offset by favorable impact from higher sales volume.

Energy

Net revenue for the three months ended June 30, 2024 decreased $13,319, or 26.5%, as compared to the same period of 2023. The decrease in net revenue was primarily due to lower rig hours.

Net revenue for the six months ended June 30, 2024 decreased $29,562, or 30.0%, as compared to the same period of 2023. The decrease in net revenue was primarily due to lower rig hours.

Segment operating income for the three months ended June 30, 2024 decreased $938, as compared to the same period of 2023 primarily driven by lower net revenue mentioned above during the 2024 period.

Segment operating income for the six months ended June 30, 2024 decreased $4,588, as compared to the same period of 2023 primarily driven by lower net revenue mentioned above during the 2024 period.

Financial Services

Revenue for the three months ended June 30, 2024 increased $10,209, or 9.7%, as compared to the same period of 2023. The increase was primarily due to an increase in interest income and fees from higher credit risk transfer, held for sale volume, and higher interest from held to maturity investments, partially offset by lower asset based lending balances as compared to the same period of 2023.

Revenue for the six months ended June 30, 2024 increased $27,383, or 13.8%, as compared to the same period of 2023. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale volume, and higher interest rates, as compared to the same period of 2023.

Segment operating income for the three months ended June 30, 2024 increased $3,702, or 14.8%, as compared to the same period of 2023. The increase was due primarily to higher revenue mentioned above and lower provisions for credit losses of $885, partially offset by higher SG&A expenses of $3,200 and finance interest expense of $4,704 for the three months ended June 30, 2024 as compared to the same period last year. The lower provision for loan losses was driven by lower retentions of held to maturity loans and increased reserves in 2023 primarily resulting from the deterioration in value of the collateral supporting one of WebBank’s asset-based lending loans. The higher SG&A expenses was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees. The higher finance interest expense was due primarily to an increase in higher interest rates.

Segment operating income for the six months ended June 30, 2024 increased $6,067, or 11.9%, as compared to the same period of 2023. The increase was due primarily to higher revenue mentioned above and lower provisions for credit losses of $7,936, partially offset by higher SG&A expenses of $14,900 and finance interest expense of $14,926 for the three months ended June 30, 2024 as compared to the same period last year. The lower provision for loan losses was driven by lower retentions of held to maturity loans and increased reserves in 2023 primarily resulting from the deterioration in value of the collateral supporting one of WebBank’s asset-based lending loans. The lower provision for credit losses was driven by lower retentions of held for sale loans. The higher SG&A expenses was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees. The higher finance interest expense was due primarily to an increase in higher interest rates.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $46,077 and $88,107 for the three and six months ended June 30, 2024, respectively, as compared to $30,181 for the three and six months ended June 30, 2023.

Operating income was $4,502 and $6,233 for the three and six months ended June 30, 2024, respectively, as compared to $1,835 for the three and six months ended June 30, 2023.

Corporate and Other

Operating income was $2,264 and $7,052 for the three and six months ended June 30, 2024, respectively, as compared to losses of $6,851 and $13,688 for the three and six months ended June 30, 2023, respectively. The fluctuations were primarily due to changes in investment results from long-term investments.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$266,415	$(54,511)
Net cash provided by (used in) investing activities	55,991	(143,902)
Net cash (used in) provided by financing activities	(470,609)	318,175
Net change for the period	$(148,203)	$119,762

Cash Flows from Operating Activities

During the six months ended June 30, 2024, the Company generated $266,415 of cash from operating activities, which was primarily due to a net decrease in loans held for sale of $185,594, net income of $159,747, and depreciation and amortization of $28,843, partially offset by a decrease in deferred taxes of $72,557, a decrease in prepaid and other assets of $71,456, and a decrease in trade and other receivables of $26,556. During the six months ended June 30, 2023, the Company used $54,511 of cash, which was primarily due to changes in operating assets and liabilities of $178,799, partially offset by net income of $83,418, and adjustments to operating income, including depreciation and amortization of $26,740, deferred income taxes of $20,923, and provision for credit losses of $11,010.
Cash Flows from Investing Activities

During the six months ended June 30, 2024, the Company generated $55,991 of cash from investing activities, which was primarily due to loan originations, net of collections, of $90,498, proceeds from sales of investments of $13,788 and proceeds from maturities of marketable securities of $12,034, partially offset by purchases of investments of $43,189, and capital expenditures of $18,363. During the six months ended June 30, 2023, the Company used $143,902 of cash, which was primarily due to loan originations, net of collections, of $210,852, and partially offset by an increase in cash on consolidation of Steel Connect as of the Exchange Transaction closing date.
Cash Flows from Financing Activities

During the six months ended June 30, 2024, the Company used $470,609 of cash from financing activities, which was primarily due to a decrease in deposits of $289,258, net revolver repayments of $112,649, common unit repurchases of $41,133, and purchase of subsidiary shares from noncontrolling interests of $10,905. During the six months ended June 30, 2023, the Company generated $318,175 of cash, which was primarily due to an increase in deposits of $349,350, partially offset by repayments of PPP borrowings of $15,903 and share repurchases of $14,836.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial and nonfinancial covenants as of June 30, 2024. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of June 30, 2024, the Company's working capital was $470,966, as compared to working capital of $562,224 as of December 31, 2023. The Company's total availability under the Credit Agreement was approximately $511,600 as of June 30, 2024. During the six-month period ended June 30, 2024, capital expenditures were $18,363, as compared to $23,551 for the same period of 2023. The Company currently expects full-year capital expenditures in the range of $70,000 to $77,000 in 2024, as compared to $51,451 in 2023. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the six months ended June 30, 2024, the Company contributed $5,966 to its pension plans. The Company currently estimates it will contribute $4,243 to its pension plans during the remainder of 2024. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $172,365 and $170,286 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of June 30, 2024 and December 31, 2023, respectively. WebBank had $65,000 and $50,000 in lines of credit from its correspondent banks as of June 30, 2024 and December 31, 2023, respectively. WebBank had $238,473 and $325,175 available from the Federal Reserve discount window as of June 30, 2024 and December 31, 2023, respectively. Therefore, WebBank had a total of $475,838 and $545,461 in cash, lines of credit and access to the Federal Reserve Bank discount window as of June 30, 2024 and December 31, 2023, respectively, which represents approximately 21.4% and 21.8%, respectively, of WebBank's total assets, excluding PPP loans.

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2026. As of June 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of June 30, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

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

As of June 30, 2024 and December 31, 2023, the Electrical Products reporting unit, which is included within the Diversified Industrial segment, had goodwill of $46,650 and $46,682, respectively. As of December 1, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 11%. As of June 30, 2024, the Company did not identify indicators of impairment for the Electrical Products reporting unit. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit’s performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management’s ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

The Company completed the annual impairment test of Steel Connect's goodwill and indefinite-lived intangible assets as of June 1, 2024. There were no goodwill impairment charges recorded as a result of this assessment.

There were no material changes to the critical accounting policies during the six months ended June 30, 2024, as compared to those disclosed in the Company's 2023 Annual Report. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units ("Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended June 30, 2024, the Company repurchased 43,557 common units for $1,646. Since inception of the Repurchase Program the Company had purchased 8,785,964 common units for an aggregate price of approximately $205,531. As of June 30, 2024, there were approximately 734,276 common units that may yet be purchased under the Repurchase Program.

The following table provides information about our repurchases of common units during the three months ended June 30, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	1,891	$38.46	1,891	775,942
May 1, 2024 through May 31, 2024	41,666	$37.76	41,666	734,276
June 1, 2024 through June 30, 2024	—	$—	—	734,276
Total	43,557		43,557

Item 5. Other Information

Insider trading arrangements and policies

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Dated:	August 7, 2024	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Ryan O'Herrin
Ryan O'Herrin
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)