Form 10-Q
period 2024-09-30
STEEL PARTNERS HOLDINGS L.P.
filed 2024-11-08
CIK 1452857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of common units outstanding as of November 1, 2024 was 19,185,453.

STEEL PARTNERS HOLDINGS L.P.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(Unaudited)
(in thousands, except common units)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$388,124	$577,928
Trade and other receivables - net of allowance for doubtful accounts of $1,348 and $2,481, respectively	240,473	216,429
Loans receivable, including loans held for sale of $653,219 and $868,884, respectively, net	1,430,323	1,582,536
Inventories, net	210,714	202,294
Prepaid expenses and other current assets	48,311	48,169
Total current assets	2,317,945	2,627,356
Long-term loans receivable, net	236,603	386,072
Goodwill	145,958	148,838
Other intangible assets, net	101,555	114,177
Deferred tax assets	81,397	581
Other non-current assets	328,423	341,465
Property, plant and equipment, net	278,882	253,980
Operating lease right-of-use assets	64,983	76,746
Long-term investments	78,329	41,225
Total Assets	$3,634,075	$3,990,440
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$154,643	$131,922
Accrued liabilities	98,868	117,943
Deposits	1,475,481	1,711,585
Other current liabilities	91,589	103,682
Total current liabilities	1,820,581	2,065,132
Long-term deposits	258,780	370,107
Long-term debt	120,104	191,304
Other borrowings	2,068	15,065
Preferred unit liability	155,065	154,925
Accrued pension liabilities	43,198	46,195
Deferred tax liabilities	35,073	18,353
Long-term operating lease liabilities	52,094	61,790
Other non-current liabilities	63,439	62,161
Total Liabilities	2,550,402	2,985,032
Commitments and Contingencies
Capital:
Partners' capital common units: 19,183,332 and 21,296,067 issued and outstanding (after deducting 20,626,267 and 18,367,307 units held in treasury, at cost of $434,367 and $329,297), respectively	1,164,004	1,079,853
Accumulated other comprehensive loss	(121,147)	(121,223)
Total Partners' Capital	1,042,857	958,630
Noncontrolling interests in consolidated entities	40,816	46,778
Total Capital	1,083,673	1,005,408
Total Liabilities and Capital	$3,634,075	$3,990,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except common units and per common unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial net sales	$318,642	$299,098	$945,576	$918,570
Energy net revenue	40,266	46,742	109,182	145,220
Financial Services revenue	113,027	106,405	338,575	304,570
Supply Chain revenue	48,488	40,009	136,595	70,190
Total revenue	520,423	492,254	1,529,928	1,438,550
Costs and expenses:
Cost of goods sold	295,577	283,285	872,929	833,977
Selling, general and administrative expenses	137,310	124,934	412,301	376,252
Asset impairment charge	530	—	530	329
Finance interest expense	22,648	22,371	69,697	54,494
Provision for credit losses	7,085	36,969	10,159	47,979
Interest expense	1,993	4,115	5,074	15,934
Realized and unrealized losses (gains) on securities, net	2,060	(8,665)	(2,994)	(6,151)
Other expense (income), net	123	(801)	(2,489)	(5,806)
Total costs and expenses	467,326	462,208	1,365,207	1,317,008
Income from operations before income taxes and equity method investments	53,097	30,046	164,721	121,542
Income tax provision (benefit)	16,224	(981)	(31,906)	(1,707)
Loss of associated companies, net of taxes	—	3,140	7	11,944
Net income	36,873	27,887	196,620	111,305
Net income attributable to noncontrolling interests in consolidated entities	(457)	(2,315)	(9,635)	(1,737)
Net income attributable to common unitholders	$36,416	$25,572	$186,985	$109,568
Net income per common unit - basic
Net income attributable to common unitholders	$1.83	$1.20	$9.19	$5.10
Net income per common unit - diluted
Net income attributable to common unitholders	$1.65	$1.14	$8.02	$4.68
Weighted-average number of common units outstanding - basic	19,929,713	21,298,871	20,338,033	21,495,689
Weighted-average number of common units outstanding - diluted	23,985,875	25,081,210	24,470,418	25,360,324

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$36,873	$27,887	$196,620	$111,305
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	2,234	(1,991)	520	(1,073)
Changes in pension liabilities and other post-retirement benefit obligations	(444)	36	(444)	36
Other comprehensive income (loss)	1,790	(1,955)	76	(1,037)
Comprehensive income	38,663	25,932	196,696	110,268
Comprehensive (income) loss attributable to noncontrolling interests	(457)	(2,315)	(9,635)	(1,737)
Comprehensive income attributable to common unitholders	$38,206	$23,617	$187,061	$108,531

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(Unaudited)
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2023	39,663,374	(18,367,307)	$(329,297)	$1,079,853	$(121,223)	$958,630	$46,778	$1,005,408
Net income	—	—	—	34,231	—	34,231	570	34,801
Currency translation adjustments	—	—	—	—	(1,110)	(1,110)	—	(1,110)
Equity compensation - restricted units	2,995	—	—	381	—	381	—	381
Tax withholding related to vesting of restricted units	(609)	—	—	(587)	—	(587)	—	(587)
Share-based long term incentive plan unit awards	27,538	—	—	1,604	—	1,604	—	1,604
Purchases of SPLP common units	—	(933,787)	(39,487)	(39,487)	—	(39,487)	—	(39,487)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	155	155
Other, net	—	—	—	34	—	34	11	45
Balance as of March 31, 2024	39,693,298	(19,301,094)	(368,784)	1,076,029	(122,333)	953,696	47,514	1,001,210
Net income	—	—	—	116,338	—	116,338	8,608	124,946
Currency translation adjustments	—	—	—	—	(604)	(604)	—	(604)
Equity compensation - restricted units	125,577	—	—	522	—	522	—	522
Tax withholding related to vesting of restricted units	(1,515)	—	—	(55)	—	(55)	—	(55)
Purchases of SPLP common units	—	(43,557)	(1,646)	(1,646)	—	(1,646)	—	(1,646)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	(10,697)	(10,697)
Other, net	—	—	—	10	—	10	46	56
Balance as of June 30, 2024	39,817,360	(19,344,651)	(370,430)	1,191,198	(122,937)	1,068,261	45,471	1,113,732
Net income	—	—	—	36,416	—	36,416	457	36,873
Currency translation adjustments	—	—	—	—	2,234	2,234	—	2,234
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	(444)	(444)	—	(444)
Equity compensation - restricted units	2,793	—	—	765	—	765	—	765
Tax withholding related to vesting of restricted units	(10,554)	—	—	(417)	—	(417)	—	(417)
Purchases of SPLP common units	—	(1,281,616)	(63,937)	(63,937)	—	(63,937)	—	(63,937)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	(5,112)	(5,112)
Other, net	—	—	—	(21)	—	(21)	—	(21)
Balance as of September 30, 2024	39,809,599	(20,626,267)	$(434,367)	$1,164,004	$(121,147)	$1,042,857	$40,816	$1,083,673

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	Loss	Capital	Entities	Capital
Balance as of December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Net income (loss)	—	—	—	24,846	—	24,846	(43)	24,803
Currency translation adjustments	—	—	—	—	1,093	1,093	—	1,093
Equity compensation - restricted units	146,414	—	—	(11)	—	(11)	—	(11)
Tax withholding related to vesting of restricted units	(8,972)	—	—	(333)	—	(333)	—	(333)
Purchases of SPLP common units	—	(75,504)	(3,248)	(3,248)	—	(3,248)	—	(3,248)
Other, net	—	—	—	(61)	—	(61)	—	(61)
Balance as of March 31, 2023	39,647,214	(17,980,183)	(312,505)	969,425	(150,781)	818,644	1,197	819,841
Net income	—	—	—	59,150	—	59,150	(535)	58,615
Currency translation adjustments	—	—	—	—	(175)	(175)	—	(175)
Equity compensation - restricted units	17,174	—	—	419	—	419	—	419
Tax withholding related to the vesting of restricted units	(2,462)	—	—	(100)	—	(100)	—	(100)
Purchases of SPLP common units	—	(267,994)	(11,588)	(11,588)	—	(11,588)	—	(11,588)
Noncontrolling interests assumed upon consolidation of Steel Connect (Note 3)	—	—	—	—	—	—	48,900	48,900
Other, net	—	—	—	(30)	—	(30)	—	(30)
Balance as of June 30, 2023	39,661,926	(18,248,177)	(324,093)	1,017,276	$(150,956)	866,320	49,562	915,882
Net income	—	—	—	25,572	—	25,572	2,315	27,887
Currency translation adjustments	—	—	—	—	(1,991)	(1,991)	—	(1,991)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	36	36	—	36
Equity compensation - restricted units	2,284	—	—	599	—	599	—	599
Purchases of SPLP common units	—	(111,118)	(4,891)	(4,891)	—	(4,891)	—	(4,891)
Adjustment to interest in consolidated subsidiaries	—	—	—	(110)	—	(110)	(2,440)	(2,550)
Other, net	—	—	(1)	1	—	1	(1)	—
Balance as of September 30, 2023	39,664,210	(18,359,295)	$(328,985)	$1,038,447	$(152,911)	$885,536	$49,436	$934,972

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$196,620	$111,305
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Provision for credit losses	10,159	47,979
Loss of associated companies, net of taxes	7	11,944
Realized and unrealized gains on securities, net	(2,994)	(6,151)
Derivative gains on economic interests in loans	(4,187)	(3,762)
Non-cash pension expense	4,199	8,948
Deferred income taxes	(65,224)	(30,390)
Depreciation and amortization	43,839	41,433
Non-cash lease expense	17,342	12,710
Equity-based compensation	1,668	1,007
Asset impairment charges	530	329
Other	1,317	2,193
Net change in operating assets and liabilities:
Trade and other receivables	(24,479)	(12,999)
Inventories	(8,243)	6,241
Prepaid expenses and other assets	2,544	(1,038)
Accounts payable, accrued and other liabilities	(20,590)	(4,689)
Net decrease (increase) in loans held for sale	215,665	(173,385)
Net cash provided by operating activities	$368,173	$11,675
Cash flows from investing activities:
Purchases of investments	(50,706)	(204,611)
Proceeds from sales of investments	13,788	207,893
Proceeds from maturities of investments	16,832	41,058
Principal repayment on Steel Connect Convertible Note	—	1,000
Loan originations, net of collections	76,790	(242,667)
Purchases of property, plant and equipment	(55,712)	(36,667)
Proceeds from sale of property, plant and equipment	1,501	490
Increase in cash upon consolidation of Steel Connect	—	65,896
Other	(181)	(1,084)
Net cash provided by (used in) investing activities	$2,312	$(168,692)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(71,149)	6,910
Repayments of term loans	(51)	(51)
Purchases of the Company's common units	(105,070)	(19,727)
Purchases of the Company's preferred units	(1,830)	—
Net decrease in other borrowings	(10,528)	(21,277)
Distribution to preferred unitholders	(7,139)	(7,225)
Purchase of subsidiary shares from noncontrolling interests	(16,181)	(2,784)
Tax withholding related to vesting of restricted units	(1,059)	(433)
Net (decrease) increase in deposits	(347,430)	531,006
Net cash (used in) provided by financing activities	$(560,437)	$486,419
Net change for the period	(189,952)	329,402
Effect of exchange rate changes on cash and cash equivalents	148	(1,701)
Cash, cash equivalents and restricted cash at beginning of period	577,928	234,448
Cash, cash equivalents and restricted cash at end of period	$388,124	$562,149

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

Basis of Presentation

The accompanying unaudited consolidated financial statements as of September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023, which have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim periods, include the accounts of the Company and its consolidated subsidiaries. The financial results of Steel Connect, Inc. ("Steel Connect" or "STCN") have been included in the Company's consolidated financial statements since May 1, 2023 (see Note 3 - "Acquisitions and Divestitures"). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected herein. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Annual Report" or "Form 10-K"), from which the consolidated balance sheet as of December 31, 2023 has been derived.

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

The following table presents the Company's revenues disaggregated by geography for the three and nine months ended September 30, 2024 and 2023. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$464,471	$443,981	$1,368,289	$1,327,713
Foreign	55,952	48,273	161,639	110,837
Total revenue	$520,423	$492,254	$1,529,928	$1,438,550

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenues (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the contract asset balance was $6,374 and $5,317, respectively.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets, based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2023	$7,388
Deferral of revenue	14,805
Recognition of unearned revenue	(16,120)
Balance at September 30, 2024	$6,073

Balance at December 31, 2022	$4,380
Deferral of revenue	17,416
Recognition of unearned revenue	(15,578)
Balance at September 30, 2023	$6,218

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

The Company remeasured the fair value of STCN common stock using the quoted market price available on the date immediately prior to when the Exchange Transaction was executed, which was the closing market price as of Friday, April 28, 2023, as that represented the information known and knowable at the time of the Exchange Transaction. The Company notes that the change in the calculation resulted in other adjustments which reallocated the components of total estimated consideration between the fair value of previously held STCN common stock and NCI, with no change to the overall consideration transferred. The other adjustments were recorded as of December 31, 2023 and did not result in any other changes to assets or liabilities recognized by the Company.

The Company's fair value estimates of the assets acquired and the liabilities assumed in the Exchange Transaction, as well as final fair value allocations reflecting adjustments made during the measurement period to date, are as follows:

(in thousands)	Initial Estimate	Other Adjustments	Final Allocation

Trade and other receivables	$36,900	$—	$36,900
Inventories, net	6,900	—	6,900
Prepaid expenses and other current assets	5,000	—	5,000
Identifiable intangible assets	36,000	(500)	35,500
Other non-current assets	3,900	—	3,900
Property, plant and equipment, net	3,400	—	3,400
Operating lease right-of-use assets	29,250	—	29,250
Investments	202,733	—	202,733
Total assets acquired	324,083	(500)	323,583

Accounts payable	26,300	—	26,300
Accrued liabilities	29,100	(3,082)	26,018
Other current liabilities	15,230	—	15,230
Long-term operating lease liabilities	21,300	—	21,300
Other non-current liabilities	5,500	300	5,800
Total liabilities assumed	97,430	(2,782)	94,648

Goodwill	22,000	(2,282)	19,718
Net assets acquired at fair value	$248,653	$(3,082)	$248,653

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

4. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank as of September 30, 2024 and December 31, 2023 are as follows:

	Total				Current		Non-current
	September 30, 2024	%	December 31, 2023	%	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Loans held for sale	$653,219		$868,884		$653,219	$868,884	$—	$—

Commercial real estate loans	$3,588	—%	$2,078	—%	$—	$—	$3,588	$2,078
Commercial and industrial	932,488	90%	980,722	87%	724,592	646,890	207,896	333,832
Consumer loans	102,267	10%	142,410	13%	74,257	92,248	28,010	50,162
Total loans	1,038,343	100%	1,125,210	100%	798,849	739,138	239,494	386,072
Less:
Allowance for credit losses	(24,636)		(25,486)		(21,745)	(25,486)	(2,891)	—
Total loans receivable, net	$1,013,707		$1,099,724		777,104	713,652	236,603	386,072
Loans receivable, including loans held for sale (a)					$1,430,323	$1,582,536	$236,603	$386,072
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,665,594 and $1,967,021 as of September 30, 2024 and December 31, 2023, respectively.

Loans with an amortized cost of approximately $246,346 and $381,256 were pledged as collateral for potential borrowings as of September 30, 2024 and December 31, 2023, respectively. WebBank serviced $1,699 and $1,744 in loans for others as of September 30, 2024 and December 31, 2023, respectively.

WebBank sold loans classified as loans held for sale of $20,355,843 and $13,811,235 during the nine months ended September 30, 2024 and 2023, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale during the same periods were $20,332,799 and $14,104,112, respectively.

WebBank's allowance for credit losses ("ACL") increased $3,815, or 18.3%, during the three months ended September 30, 2024 and decreased $850, or 3.3% during the nine months ended September 30, 2024. The increase in ACL was primarily due to underperformance of collateral on one of WebBank’s asset-based lending loans and reduced collateral on commercial premium finance loans, partially offset by a reduction in loan balances.

Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2023	$75	$14,744	$10,667	$25,486
Charge-offs	—	(2,644)	(2,100)	(4,744)
Recoveries	—	399	164	563
Provision (benefit)	63	946	(194)	815
March 31, 2024	$138	$13,445	$8,537	$22,120
Charge-offs	—	(2,051)	(1,285)	(3,336)
Recoveries	—	391	66	457
Provision	18	716	846	1,580
June 30, 2024	$156	$12,501	$8,164	$20,821
Charge-offs	—	(2,106)	(1,305)	(3,411)
Recoveries	—	315	79	394
Provision	32	5,742	1,058	6,832
September 30, 2024	$188	$16,452	$7,996	$24,636

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting current expected credit loss accounting guidance	1	1,144	3,597	4,742
Charge-offs	—	(3,493)	(2,539)	(6,032)
Recoveries	5	328	154	487
Provision	7	5,156	2,643	7,806
March 31, 2023	$41	$21,628	$15,024	$36,693
Charge-offs	—	(3,826)	(2,462)	(6,288)
Recoveries	54	366	82	502
(Benefit) Provision	(47)	4,815	(1,564)	3,204
June 30, 2023	$48	$22,983	$11,080	$34,111
Charge-offs	—	(4,569)	(1,864)	(6,433)
Recoveries	—	305	88	393
Provision	1	35,191	1,777	36,969
September 30, 2023	$49	$53,910	$11,081	$65,040

The ACL and outstanding loan balances are summarized as follows:

September 30, 2024	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$4,562	$—	$4,562
Collectively evaluated for impairment	188	11,890	7,996	20,074
Total	$188	$16,452	$7,996	$24,636
Outstanding loan balances:
Individually evaluated for impairment	$—	$27,890	$—	$27,890
Collectively evaluated for impairment	3,588	904,598	102,267	1,010,453
Total	$3,588	$932,488	$102,267	$1,038,343

December 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for loan losses:
Individually evaluated for impairment	$8	$1,000	$—	$1,008
Collectively evaluated for impairment	67	13,744	10,667	24,478
Total	$75	$14,744	$10,667	$25,486
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,095	$—	$3,103
Collectively evaluated for impairment	2,070	977,627	142,410	1,122,107
Total	$2,078	$980,722	$142,410	$1,125,210

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $5,800 and $10,270 at September 30, 2024 and December 31, 2023, respectively. Consumer loans past due 90 days or more and still accruing interest were $870 and $4,790 at September 30, 2024 and December 31, 2023, respectively. The Company had $25,312 and $814 nonaccrual loans at September 30, 2024 and December 31, 2023, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

September 30, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$3,588	$—	$—	$—	$3,588	$—	$—
Commercial and industrial	912,578	14,110	5,800	19,910	932,488	5,800	25,312
Consumer loans	98,857	2,540	870	3,410	102,267	870	—
Total loans	$1,015,023	$16,650	$6,670	$23,320	$1,038,343	$6,670	$25,312

December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,078	$—	$—	$—	$2,078	$—	$—
Commercial and industrial	959,852	10,600	10,270	20,870	980,722	10,270	814
Consumer loans	132,570	5,050	4,790	9,840	142,410	4,790	—
Total loans	$1,094,500	$15,650	$15,060	$30,710	$1,125,210	$15,060	$814
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

September 30, 2024	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$3,588	$—	$—	$—	$3,588
Commercial and industrial	700,030	204,568	—	27,890	—	932,488
Consumer loans	102,267	—	—	—	—	102,267
Total loans	$802,297	$208,156	$—	$27,890	$—	$1,038,343

December 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,070	$—	$8	$—	$2,078
Commercial and industrial	675,952	301,675	—	3,095	—	980,722
Consumer loans	142,410	—	—	—	—	142,410
Total loans	$818,362	$303,745	$—	$3,103	$—	$1,125,210

The following table represents the amortized cost basis loan balances by year of origination and credit quality indicator:

	As of September 30, 2024						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,607	$1,106	$582	$97	$59	$137	$—	$3,588
Total Commercial Real Estate Loans	$1,607	$1,106	$582	$97	$59	$137	$—	$3,588

Commercial & Industrial
Risk Rating:
Pass	$—	$77,859	$81,522	$44,961	$226	$—	$—	$204,568
Non - graded	501,358	28,536	901	1,972	4,427	7	162,829	700,030
Sub-standard	666	226	24,562	—	—	2,436	—	27,890
Total Commercial & Industrial	$502,024	$106,621	$106,985	$46,933	$4,653	$2,443	$162,829	$932,488
Current period gross charge-offs	$172	$4,549	$1,698	$100	$238	$44	$—	$6,801

Consumer Loans
Risk Rating:
Non - graded	$33,677	$42,513	$14,551	$1,068	$160	$183	$10,115	$102,267
Total Consumer Loans	$33,677	$42,513	$14,551	$1,068	$160	$183	$10,115	$102,267
Current period gross charge-offs	$49	$3,107	$1,297	$118	$29	$90	$—	$4,690

	As of December 31, 2023						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,116	$591	$126	$61	$42	$134	$—	$2,070
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$1,116	$591	$126	$61	$42	$142	$—	$2,078

Commercial & Industrial
Risk Rating:
Pass	$135,468	$114,821	$51,181	$205	$—	$—	$—	$301,675
Non - graded	508,163	11,717	414	1,901	278	62	153,417	675,952
Sub-standard	560	27	—	—	—	2,508	—	3,095
Total Commercial & Industrial	$644,191	$126,565	$51,595	$2,106	$278	$2,570	$153,417	$980,722

Consumer Loans
Risk Rating:
Non - graded	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Total Consumer Loans	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410

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

During the three and nine months ended September 30, 2024 and 2023, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of September 30, 2024, the total PPP loans and associated liabilities were $5,466 and $4,437, respectively, with $3,475 and $1,991 recorded to Loans receivable, net and Long-term loans receivable, net, respectively, and $2,369 and $2,068 included in Other current liabilities and Other borrowings, respectively, in the Company's consolidated balance sheet as of September 30, 2024. As of December 31, 2023, the total PPP loans and associated liabilities were $16,660 and $15,065, respectively, and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank has received forgiveness payments from the SBA and received payments from borrowers of $11,195 during the nine months ended September 30, 2024.

5. INVENTORIES, NET

A summary of Inventories, net is as follows:

	September 30, 2024	December 31, 2023
Finished products	$55,808	$62,798
In-process	36,211	34,376
Raw materials	67,074	68,895
Fine and fabricated precious metal in various stages of completion	52,015	36,393
	211,108	202,462
LIFO reserve	(394)	(168)
Total	$210,714	$202,294

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

The Company obtains certain precious metals under a fee consignment agreement. As of September 30, 2024 and December 31, 2023, the Company had approximately $39,692 and $30,242, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	September 30, 2024	December 31, 2023
Supplemental inventory information:
Precious metals stated at LIFO cost	$3,919	$2,113
Precious metals stated under non-LIFO cost methods, primarily at fair value	$47,702	$34,112
Market price per ounce:
Silver	$31.63	$23.93
Gold	$2,653.47	$2,069.11
Platinum	$1,013.51	$998.58
Palladium	$1,025.82	$1,108.32

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A summary of the change in the carrying amount of goodwill by reportable segment is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance as of December 31, 2023
Gross goodwill	$155,423	$67,143	$9,474	$22,785	$81	$254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	114,145	2,353	9,474	22,785	81	148,838
Currency translation adjustments	202	—	—	—	—	202
Other adjustments	—	—	—	(3,082)	—	(3,082)
Balance as of September 30, 2024
Gross goodwill	155,625	67,143	9,474	19,703	81	252,026
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,347	$2,353	$9,474	$19,703	$81	$145,958

As of September 30, 2024 and December 31, 2023, the Electrical Products reporting unit, which is included within the Diversified Industrial segment, had goodwill of $46,882 and $46,682, respectively. As of December 1, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 11%. As of September 30, 2024, the Company did not identify indicators of impairment for the Electrical Products reporting unit. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit's performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management's ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

A summary of Other intangible assets, net is as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$217,320	$155,080	$62,240	$216,968	$144,686	$72,282
Trademarks, trade names and brand names	57,167	24,698	32,469	57,160	23,431	33,729
Developed technology, patents and patent applications	33,290	26,444	6,846	33,102	25,086	8,016
Other	16,664	16,664	—	16,662	16,512	150
Total	$324,441	$222,886	$101,555	$323,892	$209,715	$114,177

Trademarks with indefinite lives as of September 30, 2024 and December 31, 2023 were $22,216 and $22,210, respectively. Amortization expense related to intangible assets was $4,267 and $4,438 for the three months ended September 30, 2024 and 2023, respectively, and $12,839 and $12,211 for the nine months ended September 30, 2024 and 2023, respectively.

Based on gross carrying amounts at September 30, 2024, the Company's estimate of amortization expense for identifiable intangible assets for the years ending December 31, 2024 through 2028 is presented in the table below.

	Year Ending December 31,
	2024	2025	2026	2027	2028
Estimated amortization expense	$17,192	$15,705	$13,687	$13,007	$12,213

7. INVESTMENTS

The following table summarizes the Company's long-term investments as of September 30, 2024 and December 31, 2023.

	Ownership %		Long-Term Investments Balance
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
DMC Global, Inc. (a)	9.8%	—%	25,610	$—
PCS-Mosaic (b)	58.3%	58.3%	19,058	19,067
Other long-term investments (c)			33,661	22,158
Total			$78,329	$41,225

a)Gross unrealized losses for DMC Global, Inc. totaled $1,081 for the nine months ended September 30, 2024.
b)Represents the Company's investment in PCS-Mosaic, which is accounted for under the equity method of accounting.
c)The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

The Loss of associated companies, net of taxes, for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
STCN convertible notes	$—	$—	$—	$389
STCN common stock	—	—	—	8,415
PCS-Mosaic	—	3,140	7	3,140
Loss of associated companies, net of taxes	$—	$3,140	$7	$11,944

The amounts of unrealized (gains) losses for the three and nine months ended September 30, 2024 and 2023 that relate to equity securities still held as of September 30, 2024 and 2023, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net losses (gains) recognized during the period on equity securities	$2,060	$(8,665)	$(2,994)	$(6,151)
Less: Net (gains) losses recognized during the period on equity securities sold during the period	—	(10,394)	(4,222)	(6,690)
Unrealized losses (gains) recognized during the period on equity securities still held at the end of the period	$2,060	$1,729	$1,228	$539

Equity Method Investments

As of September 30, 2024, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company’s share of net earnings or losses of the investment. Associated companies are included in the Corporate and Other segment.

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

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$307,297	$3,548	$310,845	$307,297

Contractual maturities within:
Less than five years				301,077
Five years to ten years				314
After ten years				5,906
Total				$307,297

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$322,268	$2,199	$324,467	$322,268

Contractual maturities within:
Less than five years				318,644
Five years to ten years				—
After ten years				3,624
Total				$322,268

WebBank regularly evaluates each HTM debt security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If there is an other-than-temporary impairment in the fair value of any individual security classified as HTM, WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income. The ACL for HTM debt securities of $3,131 and $2,199 at September 30, 2024 and December 31, 2023, respectively, is included in the net amortized cost balance of the securities. For the nine months ended September 30, 2024, WebBank recorded a provision for credit losses on HTM debt securities of $932.

8. DEBT

The current portion of long-term debt is included in Other current liabilities on the Company's consolidated balance sheets. The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	September 30, 2024	December 31, 2023
Long-term debt:
Credit Agreement	$119,300	$190,449
Other debt - domestic	871	922
Subtotal	120,171	191,371
Less: portion due within one year	67	67
Long-term debt	120,104	191,304
Total debt	$120,171	$191,371

Long-term debt as of September 30, 2024 matures in each of the next five years as follows:

	Total	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$120,171	$17	$67	$119,367	$720	$—	$—

As of September 30, 2024, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving

Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR (each as defined in the Credit Agreement), at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of September 30, 2024, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition (as defined in the Credit Agreement), Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of September 30, 2024, the Company was in compliance with all financial and nonfinancial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 6.18% at September 30, 2024. As of September 30, 2024, letters of credit totaling $10,631 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations related to certain environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of September 30, 2024, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA (as defined in the Credit Agreement) and certain covenants as described in the Credit Agreement, was approximately $470,000 as of September 30, 2024.

Steel Connect Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2026. As of September 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of September 30, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

On May 1, 2024, ModusLink entered into a Second Amendment to Credit Agreement (the "Second Amendment"), amending the Umpqua Revolver. Among other things, the Second Amendment extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, removed certain adjustments in the definition of "Adjusted EBITDA" as set forth in the Umpqua Revolver, increased the minimum Adjusted Tangible Net Worth and removed certain caps and conditions on ModusLink's ability to pay dividends.

9. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 14 - "Fair Value Measurements"). As of September 30, 2024, outstanding derivatives mature within three to five years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of September 30, 2024, the Company had the following outstanding forward contracts with settlement dates through October 2024. There were no futures contracts outstanding as of September 30, 2024.

Commodity	Amount (in whole units)	Notional Value
Silver	129,363 ounces	$4,042
Gold	1 ounce	$6
Palladium	1,261 ounces	$1,374
Platinum	46 ounces	$46
Copper	207,000 pounds	$906
Tin	27 metric tons	$839

Fair Value Hedges. Certain forward contracts are accounted for as fair value hedges under ASC 815 for the Company's precious metal inventory carried at fair value. These contracts hedge 31,500 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair values of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	September 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC 815 hedges
Commodity contracts	Other liabilities	$(58)	Other liabilities	$(25)
Derivatives not designated as ASC 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$5	Prepaid expenses and other current assets	$75
Economic interests in loans	Other non-current assets	$5,207	Other non-current assets	$4,903

The effects of fair value hedge accounting on the consolidated statements of operations for the three and nine months ended September 30, 2024 was losses of $106 and $495, respectively, and for the three and nine months ended September 30, 2023 was gains of $46 and $213, respectively. The effects of derivatives not designated as ASC 815 hedging instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 are as follows:

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Commodity contracts	Other (expense) income, net	$(419)	$33	$(1,008)	$790
Economic interests in loans	Financial Services revenue	1,606	1,415	4,187	3,763
Total		$1,187	$1,448	$3,179	$4,553

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

As of September 30, 2024 and December 31, 2023, WebBank's undisbursed loan commitments totaled $299,689 and $340,621, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$4,199	$4,538	$12,598	$13,614
Expected return on plan assets	(5,010)	(4,467)	(15,030)	(13,401)
Amortization of actuarial loss	2,185	2,882	6,555	8,647
Total net pension expense	$1,374	$2,953	$4,123	$8,860

Net pension expense is included in Selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2024, the Company contributed $7,226 to its pension plans. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events. The Company currently estimates it will contribute $2,983 to its pension plans during the remainder of 2024.

11. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2024, the Company had 19,183,332 Class A units (regular common units) outstanding.

Common Unit Repurchase Program

The Board of Directors of SPH GP, the general partner of SPLP, (the "Board of SPH GP") has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units (the "Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program, which was announced on December 7, 2016, supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs. Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. The Company repurchased, under the Repurchase Program, 13,813 and 991,157 common units for an aggregate purchase price of $547 and $41,680 during the three and nine months ended September 30, 2024, respectively. From the inception of the Repurchase Program the Company has purchased 8,799,777 common units for an aggregate price of approximately $206,078. As of September 30, 2024, there remained 720,463 common units that may yet be purchased under the Repurchase Program.

On September 1, 2024, the Company entered into a purchase agreement with Hale Partnership Fund, L.P. and related parties (the "Hale Entities") pursuant to which the Company purchased an aggregate of 1,267,803 Common Units from the Hale Entities for an aggregate purchase price of $63,390. This agreement was approved by the Company’s Board of Directors outside of the Repurchase Program.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan ("Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 153,266 restricted LP Units under the Second A&R 2018 Plan during the nine months ended September 30, 2024. Of the restricted LP Units granted during the nine months ended September 30, 2024, 27,538 restricted LP Units were granted during the three months ending March 31, 2024, which vested immediately on the date of the grant, and 125,728 restricted LP Units were granted during the three months ended June 30, 2024, which will vest in approximately 2.5 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $2,380 and $2,408 to preferred unitholders for the three months ended September 30, 2024, and 2023, respectively, and approximately $7,139 and $7,225 for the nine months ended September 30, 2024, and 2023, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 2, 2024, the Board of SPH GP approved the repurchase of up to 400,000 of the SPLP Preferred Units. For the nine months ended September 30, 2024, the Company repurchased 76,146 SPLP Preferred Units for $1,830. The Company did not repurchase any SPLP Preferred Units during the three months ended September 30, 2024.

The SPLP Preferred Units have no voting rights, except that holders have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of September 30, 2024 and December 31, 2023 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there were 6,345,982 and 6,422,128 SPLP Preferred Units outstanding, respectively.

On November 6, 2024, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable December 15, 2024, to unitholders of record as of December 1, 2024, on its SPLP Preferred Units.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale debt securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2023	$(92)	$(14,993)	$(106,138)	$(121,223)
Net other comprehensive loss attributable to common unitholders	—	(1,110)	—	(1,110)
Balance at March 31, 2024	(92)	(16,103)	(106,138)	(122,333)
Net other comprehensive loss attributable to common unitholders	—	(604)	—	(604)
Balance as of June 30, 2024	(92)	(16,707)	(106,138)	(122,937)
Net other comprehensive income attributable to common unitholders	—	2,234	(444)	1,790
Balance at September 30, 2023	$(92)	$(14,473)	$(106,582)	$(121,147)

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders	—	1,093	—	1,093
Balance at March 31, 2023	(92)	(16,020)	(134,669)	(150,781)
Net other comprehensive loss attributable to common unitholders	—	(175)	—	(175)
Balance at June 30, 2023	$(92)	$(16,195)	$(134,669)	$(150,956)
Net other comprehensive loss attributable to common unitholders	—	(1,991)	36	(1,955)
Balance at September 30, 2023	$(92)	$(18,186)	$(134,633)	$(152,911)

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

If September 30, 2024 was the annual measurement date, no Incentive Units would vest or be issued as Class C common units based upon the volume weighted-average price of the Company's common units for 20 trading days prior to September 30, 2024. Pursuant to the terms to the Incentive Unit Agreement, vesting of the Incentive Units only occurs based on the value of the Company’s common units at the annual measurement date on December 31, and therefore, more, fewer or no Incentive Units may vest for 2024.

12. INCOME TAXES

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The income tax provision fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The Company recorded an income tax provision of $16,224 for the three months ended September 30, 2024 and an income tax benefit of $981 for the same period in 2023. The Company recorded income tax benefits of $31,906 and $1,707 for the nine months ended September 30, 2024 and 2023, respectively. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include the effect of the release of valuation allowances with respect to deferred tax assets, partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, the effect of tax credits and incentives, and other permanent differences. The Company's consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.

The income tax benefits recorded for the nine months ended September 30, 2024, include the impact of the release of Steel Connect's valuation allowance on its deferred tax assets which resulted in a one-time non-cash income tax benefit of $73,536. During the three months ended June 30, 2024, Steel Connect reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, Steel Connect determined that it is more likely than not that the deferred tax assets will be realized. As a result, Steel Connect released substantially all of its valuation allowance on the NOLs carried forward after July 31, 2024 (Steel Connect's fiscal year-end), other than the valuation allowance relating to an estimated $912 of state NOLs that Steel Connect anticipates will expire unutilized.

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

13. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$36,873	$27,887	$196,620	$111,305
Net income attributable to noncontrolling interests in consolidated entities	(457)	(2,315)	(9,635)	(1,737)
Net income attributable to common unitholders	36,416	25,572	186,985	109,568
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	3,044	3,083	9,183	9,228
Net income attributable to common unitholders – assuming dilution	$39,460	$28,655	$196,168	$118,796
Net income per common unit – basic
Net income attributable to common unitholders	$1.83	$1.20	$9.19	$5.10
Net income per common unit – diluted
Net income attributable to common unitholders	$1.65	$1.14	$8.02	$4.68
Denominator for net income per common unit – basic	19,929,713	21,298,871	20,338,033	21,495,689
Effect of dilutive securities:
Incentive Units	—	154,078	—	153,063
Unvested restricted common units	54,640	24,341	47,812	19,340
SPLP Preferred Units	4,001,522	3,603,920	4,084,573	3,692,232
Denominator for net income per common unit – diluted	23,985,875	25,081,210	24,470,418	25,360,324
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 11 - "Capital and Accumulated Other Comprehensive Loss."

14. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of September 30, 2024 and December 31, 2023 are summarized by type of inputs applicable to the fair value measurements as follows:

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$48,861	$5,568	$4,842	$59,271
Precious metal and commodity inventories recorded at fair value	49,355	—	—	49,355
Economic interests in loans (b)	—	—	5,207	5,207
Warrants (c)	—	—	1,436	1,436
Total	$98,216	$5,568	$11,485	$115,269

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$53	$—	$53
Other precious metal liabilities	$41,022	$—	$—	$41,022
Total	$41,022	$53	$—	$41,075

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$15,965	$447	$5,746	$22,158
Precious metal and commodity inventories recorded at fair value	35,361	—	—	35,361
Economic interests in loans (b)	—	—	4,903	4,903
Commodity contracts on precious metal and commodity inventories	—	75	—	75
Warrants (c)	—	—	1,436	1,436
Total	$51,326	$522	$12,085	$63,933

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$25	$—	$25
Other precious metal liabilities	30,958	—	—	30,958
Total	$30,958	$25	$—	$30,983
(a)    For additional details of the long-term investments, see Note 7 – "Investments." The investment in PCS-Mosaic of $19,058 and $19,067 as of September 30, 2024 and December 31, 2023, respectively, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional details of the economic interests in loans, see Note 9 – "Financial Instruments".
(c)     Included within Other non-current assets in the Company's consolidated balance sheets.

During the three and nine months ended September 30, 2024, $5,075 of assets, were transferred from Level 1 to Level 2, due to being delisted from the London Stock Exchange. There were no level changes during the three and nine months ending September 30, 2023.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance as of December 31, 2023	$5,746	$4,903	$1,436	$12,085
Purchases	373	—	—	373
Sales, cash collections, and eliminations	(49)	(3,883)	—	(3,932)
Realized gains	—	4,187	—	4,187
Unrealized losses	(1,228)	—	—	(1,228)
Balance as of September 30, 2024	$4,842	$5,207	$1,436	$11,485

Balance as of December 31, 2022	$52,336	$5,728	$3,564	$61,628
Purchases	589	—	—	589
Sales, cash collections, and eliminations	(49,521)	(4,393)	—	(53,914)
Realized gains	(5)	3,763	—	3,758
Unrealized gains	106	—	—	106
Balance as of September 30, 2023	$3,505	$5,098	$3,564	$12,167
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

The Company uses the net asset value included in quarterly statements it receives in arrears from a venture capital fund to determine the fair value of such fund and determines the fair value of certain corporate securities and corporate obligations by incorporating and reviewing prices provided by third-party pricing services based on the specific features of the underlying securities. The fair value of the derivatives held by WebBank (see Note 9 - "Financial Instruments") represent the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date and is based on discounted cash flow analyses that consider credit, performance and prepayment. Unobservable inputs used in the discounted cash flow analyses are: a constant prepayment rate of 8.82% to 35.95%, a constant default rate of 1.72% to 21.50% and a discount rate of 1.82% to 25.41%.

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

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of September 30, 2024, on a consolidated basis, the Company recorded liabilities of $2,581 and $25,390 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2023, on a consolidated basis, the Company recorded liabilities of $13,107 and $25,388 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. A preliminary ecological risk assessment of the wetlands portion was submitted in 2016 to the CTDEEP for their review and approval. The CTDEEP required an additional assessment of the wetlands and Company officials continue to meet with CTDEEP representatives to agree on a workplan for the additional assessment. Additional investigation of the wetlands is expected in 2024 and 2025 and remediation will likely start in 2027, pending approval of a mutually acceptable wetlands work plan. A work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and implemented from 2019 through 2023. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,458 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO required investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $812 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,437 has been established for the former owner/operator's expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State sought unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company. As a result of a confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. The State also agreed to a separate settlement amount of $3,500 with Cycle Chem for which they were 100% responsible. The Court approved the settlement and on June 27, 2024, the Company and the other defendants paid their portion of the settlement to the State.

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

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to PFAS compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the first half of 2025 pending completion of the PFAS investigations. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $2,837 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater have undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,106 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

Litigation Matters

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) (the "Reith litigation") in the Delaware Court of Chancery. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain members of STCN's board of directors, as well as other named defendants (collectively, the "defendants") in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint includes claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demands damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. On August 13, 2021, the parties entered into a memorandum of understanding (the "MOU") in connection with the settlement of the Reith litigation. Pursuant to the MOU, the defendants agreed (subject to court approval) to cause their directors' and officers' liability insurance carriers to pay to STCN $2,750 in cash. The Company's insurance carrier agreed to pay $1,100 of the settlement, and STCN's insurance carrier agreed to pay the remaining $1,650. Following the parties' entry into a Stipulation and Agreement of Compromise, Settlement, and Release (the "Proposed Settlement Agreement") on February 18, 2022, on March 17, 2022, the Court of Chancery granted a scheduling order (the "Scheduling Order") in connection with the Proposed Settlement Agreement. Pursuant to the terms of the MOU, certain of the individual defendants who are also current and former employees of the Company—Warren Lichtenstein (Executive Chairman), Jack Howard (President), and William Fejes (former Chief Operating Officer)—entered into separate letter agreements (the "Surrender Agreements") with STCN whereby they each agreed to surrender to STCN an aggregate 3,300,000 shares which they had initially received in December 2017 in consideration for services to STCN. Pursuant to the MOU and the Surrender Agreements, on August 17, 2021, Mr. Lichtenstein surrendered 2,133,333 Steel Connect shares (1,833,333 vested shares and 300,000 unvested shares), and Mr. Howard surrendered 1,066,667 Steel Connect shares (916,667 vested shares and 150,000 unvested shares). Also pursuant to the MOU and the Surrender Agreements, Mr. Fejes surrendered 100,000 vested shares in December 2021. After the parties filed papers in support of court approval of the settlement and an objector filed papers in opposition to court approval of the settlement, and after hearings held on August 12 and August 18, 2022, and after the parties and insurers agreed to modify the proposed settlement to increase by $250 the cash to be paid by the insurers, the Court of Chancery declined to approve the settlement as described in the Proposed Settlement Agreement on September 23, 2022. After the Court of Chancery rejected the settlement, it was no longer probable the Company had a liability for the proposed settlement nor a receivable for the related insurance coverage and therefore both amounts were no longer accrued.

On April 8, 2024, STCN, the defendants and Mr. Reith entered into a new memorandum of understanding contemplating the settlement of the Reith litigation.

On October 18, 2024, STCN, the defendants and Mr. Reith entered into a Stipulation and Agreement of Compromise, Settlement and Release to resolve the Reith litigation (the "Second Proposed Settlement Agreement"). If the Second Proposed Settlement Agreement is approved by the Court, the defendants, among other things, shall cause their insurers to make a cash payment of $6,000 to STCN and, after deducting any Court-approved award of attorneys' fees and certain litigation expenses, STCN shall distribute the balance of the cash payment to the holders of STCN common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 30, 2023 by and among the Company, STCN, and other stockholders signatory thereto (the "Stockholders’ Agreement") as amended by the Second Proposed Settlement Agreement. The Second Proposed Settlement Agreement requires Court approval, and there can be no assurances that such approval will be granted.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et al. On September 1, 2023, a purported stockholder of STCN, Mohammad Ladjevardian, filed a verified complaint in the Delaware Court of Chancery alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company, Steel Excel, Inc. ("Steel Excel"), and WebFinancial Corporation ("WebFinancial") in connection with the Exchange Transaction. The complaint alleged that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested included rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint.

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

BNS Claims. A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through September 30, 2024. In many cases these claims involved more than 100 defendants. There remained approximately 55 pending asbestos claims as of September 30, 2024. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of both September 30, 2024 and December 31, 2023, BNS Sub has accrued $1,359 and $1,357 respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

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

16. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended September 30, 2024 and December 31, 2023 are presented below:

	September 30, 2024	December 31, 2023
Receivable from related parties:
Receivable from other related parties	$306	$234
Payables to related parties:
Accrued management fees	$506	$170
Payables to other related parties	1,789	2,359
Total	$2,295	$2,529

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $4,014 and $3,249 for the three months ended September 30, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $(4) and $0 for the three months ended September 30, 2024 and 2023, respectively. The Management Fee was $11,137 and $9,319 for the nine months ended September 30, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $20 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheet were $506 and $170 as of September 30, 2024 and December 31, 2023, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: travel, legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement, the substantial majority of which was for business-related air travel, were approximately $535 and $1,203 for the three months ended September 30, 2024 and 2023, respectively, and $2,100 and $3,582 for the nine months ended September 30, 2024 and 2023, respectively. Unpaid amounts for reimbursable expenses were approximately $1,595 and $2,185 as of September 30, 2024 and December 31, 2023, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets.

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

Other

At September 30, 2024 and December 31, 2023, several related parties and consolidated subsidiaries had deposits totaling $27 and $110, respectively, at WebBank. Approximately $27 of these deposits, including interest which was not significant, have been eliminated in consolidation as of both September 30, 2024 and December 31, 2023.

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

Steel Services has management services agreements with its consolidated subsidiaries and other related companies as further discussed in Note 16 - "Related Party Transactions." Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $13,699, $2,373, $540 and $630, respectively, for the three months ended September 30, 2024 and charged the Diversified Industrial, Energy, Financial Services and Supply Chain segments approximately $13,184, $2,344, $497 and $617, respectively, for the three months ended September 30, 2023. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation. Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $41,097, $7,118, $1,620, and $1,891, respectively, for the nine months ended September 30, 2024 and charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments approximately $39,552, $7,033, $1,490, and $1,028, respectively, for the nine months ended September 30, 2023. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

Segment information is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial	$318,642	$299,098	$945,576	$918,570
Energy	40,266	46,742	109,182	145,220
Financial Services	113,027	106,405	338,575	304,570
Supply Chain	48,488	40,009	136,595	70,190
Total revenue	$520,423	$492,254	$1,529,928	$1,438,550
Income (loss) before interest expense and income taxes:
Diversified Industrial	$26,346	$14,756	$66,175	$61,015
Energy	3,466	5,968	8,149	15,239
Financial Services	23,945	(2,588)	80,846	48,246
Supply Chain	2,637	4,011	8,870	5,846
Corporate and Other	(1,304)	8,874	5,748	(4,814)
Income before interest expense and income taxes	55,090	31,021	169,788	125,532
Interest expense	1,993	4,115	5,074	15,934
Income tax provision (benefit)	16,224	(981)	(31,906)	(1,707)
Net income	$36,873	$27,887	$196,620	$111,305
Loss of associated companies, net of taxes:
Corporate and Other	$—	$3,140	$7	$11,944
Total	$—	$3,140	$7	$11,944
Segment depreciation and amortization:
Diversified Industrial	$10,604	$10,257	$31,743	$30,333
Energy	2,161	2,740	6,482	7,732
Financial Services	233	205	620	630
Supply Chain	1,450	1,324	4,145	2,234
Corporate and Other	548	167	849	504
Total depreciation and amortization	$14,996	$14,693	$43,839	$41,433

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Total Capital
(to risk-weighted assets)	$381,256	18.80%	$162,499	8.00%	$213,280	10.50%	$203,123	10.00%
Tier 1 Capital
(to risk-weighted assets)	$355,854	17.50%	$121,874	6.00%	$172,655	8.50%	$162,499	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$355,854	17.50%	$91,406	4.50%	$142,186	7.00%	$132,030	6.50%
Tier 1 Capital
(to average assets)	$355,854	16.30%	$87,397	4.00%	n/a	n/a	$109,247	5.00%

As of December 31, 2023
Total Capital
(to risk-weighted assets)	$359,747	15.40%	$186,523	8.00%	$244,811	10.50%	$233,154	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$139,892	6.00%	$198,180	8.50%	$186,523	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$104,919	4.50%	$163,207	7.00%	$151,550	6.50%
Tier 1 Capital
(to average assets)	$334,833	13.20%	$101,663	4.00%	n/a	n/a	$127,078	5.00%

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

19. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the nine months ended September 30, 2024 and 2023 is presented in the following table:

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Interest	$96,174	$59,125
Taxes	$33,160	$30,135

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

During the three months ended September 30, 2024, WebBank did not issue new loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"), authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility and have terms of between two and five years with repayment guaranteed by the SBA. Payments by borrowers up to sixteen months after the note date, and interest will continue to accrue during the sixteen-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. As of September 30, 2024, the total PPP loans and associated liabilities are $5,466 and $4,437, respectively, and included in Long-term loans receivable, net and Other borrowings, respectively, in the consolidated balance sheet as of September 30, 2024. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan.

The Supply Chain segment consists primarily of the operations of Steel Connect, Inc.'s ("Steel Connect" or "STCN") wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market. ModusLink provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, health and personal care products, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific region, ModusLink's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.

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

Significant Developments

Common Unit Repurchase Program

During the three months ended September 30, 2024, the Company repurchased 13,813 common units for an aggregate purchase price of $547 under the Repurchase Program. From the inception of the Repurchase Program the Company has purchased 8,799,777 common units for an aggregate price of approximately $206,078. As of September 30, 2024, there remained 720,463 common units that may yet be purchased under the Repurchase Program.

On September 1, 2024, the Company entered into a purchase agreement with Hale Partnership Fund, L.P. and related parties (the "Hale Entities") pursuant to which the Company purchased an aggregate of 1,267,803 Common Units from the Hale Entities for an aggregate purchase price of $63,390. This agreement was approved by the Company’s Board of Directors outside of the Repurchase Program.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$520,423	$492,254	$1,529,928	$1,438,550
Cost of goods sold	295,577	283,285	872,929	833,977
Selling, general and administrative expenses	137,310	124,934	412,301	376,252
Asset impairment charge	530	—	530	329
Interest expense	1,993	4,115	5,074	15,934
Realized and unrealized losses (gains) on securities, net	2,060	(8,665)	(2,994)	(6,151)
All other expense, net *	29,856	58,539	77,367	96,667
Total costs and expenses	467,326	462,208	1,365,207	1,317,008
Income from operations before income taxes and equity method investments	53,097	30,046	164,721	121,542
Income tax provision (benefit)	16,224	(981)	(31,906)	(1,707)
Loss of associated companies, net of taxes	—	3,140	7	11,944
Net income	$36,873	$27,887	$196,620	$111,305
* Includes Finance interest expense, Provision for credit losses, and Other expense (income), net from the Consolidated Statements of Operations

Revenue

Revenue for the three months ended September 30, 2024 increased $28,169, or 5.7%, as compared to the same period last year. This increase was due to $19,544 or 6.5%, higher net sales from the Diversified Industrial segment, $8,479, or 21.2% higher revenue from the Supply Chain segment, and $6,622, or 6.2% higher revenue from the Financial Services segment. These increases were partially offset by $6,476 or 13.9%, lower net revenue from the Energy segment.

Revenue for the nine months ended September 30, 2024 increased $91,378, or 6.4%, as compared to the same period last year, as a result of higher revenue of $34,005 or 11.2% from the Financial Services segment and higher net sales of $27,006, or 2.9% from the Diversified Industrial segments, as well as higher revenue of $66,405 or 94.6% from the Supply Chain segment, primarily driven by favorable impact of the consolidation, partially offset by lower net revenue of $36,038, or 24.8% from the Energy segment.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 increased $12,292, or 4.3%, as compared to the same period last year, resulting from higher net sales from the Diversified Industrial segment and higher revenue from the Supply Chain segment, partially offset by the impact of lower net revenue from the Energy segment.

Cost of goods sold for the nine months ended September 30, 2024 increased $38,952, or 4.7%, as compared to the same period last year, resulting from consolidation of the Supply Chain segment and higher net sales from the Diversified Industrial segment, partially offset by the impact of lower net revenue from the Energy segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2024 increased $12,376, or 9.9%, as compared to the same period last year. The increase was primarily due to higher expenses from the Financial Services segment of $7,600 and Supply Chain segment of $4,900. The increase for the Financial Services segment was primarily due to higher credit performance fees due to higher credit risk transfer ("CRT") balances and higher personnel expenses related to incremental headcount. The increase for the Supply Chain segment was primarily due to an increase in merger and acquisition related expenses compared to the prior period.

SG&A for the nine months ended September 30, 2024 increased $36,049, or 9.6%, as compared to the same period last year. The increase was primarily driven by higher SG&A expenses from the Financial Services segment of $22,600 as discussed above and Supply Chain segment of $16,400, primarily due to the consolidation impact.

Interest Expense

Interest expense decreased $2,122, or 51.6% and $10,860 or 68.2% for the three and nine months ended September 30, 2024, respectively, as compared to the same period last year. The decrease for the three and nine month periods was primarily due to significantly lower average debt outstanding.

Realized and Unrealized Losses (Gains) on Securities, Net

The Company recorded losses of $2,060 and gains of $2,994 for the three and nine months ended September 30, 2024, as compared to gains of $8,665 and $6,151 for the three and nine months ended September 30, 2023, respectively. These gains and losses were due to unrealized gains and losses related to the mark-to-market adjustments on the Company's portfolio of securities.
All Other Expense, Net

All other expense, net totaled $29,856 for the three months ended September 30, 2024, as compared to $58,539 in the same period of 2023 and $77,367 for the nine months ended September 30, 2024, as compared to $96,667 in the same period of 2023. Lower all other expense, net for the three months ended September 30, 2024 was primarily due to $29,884 lower provisions for credit losses related to the Financial Services segment, as compared to the same period of 2023. Lower all other expense, net for the nine months ended September 30, 2024 was primarily due to $37,820 lower provisions for credit losses, partially offset by $15,203 higher finance interest expense related to the Financial Services segment, as compared to the same period of 2023.

Income Tax Provision (Benefit)

The Company recorded an income tax provision of $16,224 and an income tax benefit of $981 for the three months ended September 30, 2024 and 2023, respectively, and income tax benefits of $31,906 and $1,707 for the nine months ended September 30, 2024 and 2023, respectively. As a limited partnership, the Company is generally not directly subject to federal and state income taxes, and instead its profits and losses are passed directly to its limited partners for inclusion in their respective income tax returns. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. The Company's effective tax rate was (19.4%) and (1.4%) for the nine months ended September 30, 2024 and 2023, respectively. The lower effective tax rate for the nine months ended September 30, 2024, is primarily due to a non-cash income tax benefit of $73,536 for the reduction in the valuation allowance against Steel Connect's deferred tax assets. Significant differences between the statutory rate and the effective tax rate include the effect of the release of valuation allowances with respect to deferred tax assets, partnership losses for which no tax benefit is recognized, tax expense related to unrealized gains and losses on investment, the effect of tax credits and incentives, and other permanent differences.

Loss of Associated Companies, Net of Taxes

The Company recorded a loss from associated companies, net of taxes, of $7 for the nine months ended September 30, 2024, as compared to losses from associated companies, net of taxes, of $3,140 and $11,944 for the three and nine months ended September 30, 2023, respectively.

For the details of each of these investments and the related mark-to-market adjustments, see Note 7 - "Investments" to the Company's consolidated financial statements found elsewhere in this Form 10-Q.

Segment Analysis

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Diversified Industrial	$318,642	$299,098	$945,576	$918,570
Energy	40,266	46,742	109,182	145,220
Financial Services	113,027	106,405	338,575	304,570
Supply Chain	48,488	40,009	136,595	70,190
Total revenue	$520,423	$492,254	$1,529,928	$1,438,550
Income (loss) from operations before interest expense and income taxes:
Diversified Industrial	$26,346	$14,756	$66,175	$61,015
Energy	3,466	5,968	8,149	15,239
Financial Services	23,945	(2,588)	80,846	48,246
Supply Chain	2,637	4,011	8,870	5,846
Corporate and other	(1,304)	8,874	5,748	(4,814)
Income from operations before interest expense and income taxes	55,090	31,021	169,788	125,532
Interest expense	1,993	4,115	5,074	15,934
Income tax provision (benefit)	16,224	(981)	(31,906)	(1,707)
Net income	$36,873	$27,887	$196,620	$111,305
Loss of associated companies, net of taxes:
Corporate and other	$—	$3,140	$7	$11,944
Total	$—	$3,140	$7	$11,944
Segment depreciation and amortization:
Diversified Industrial	$10,604	$10,257	$31,743	$30,333
Energy	2,161	2,740	6,482	7,732
Financial Services	233	205	620	630
Supply Chain	1,450	1,324	4,145	2,234
Corporate and other	548	167	849	504
Total depreciation and amortization	$14,996	$14,693	$43,839	$41,433

Diversified Industrial

Net sales for the three months ended September 30, 2024 increased $19,544, or 6.5%, as compared to the same period of 2023, primarily driven by higher sales for the Joining Materials business unit, Electrical Products business unit, and Building Materials business unit. The increase of $9,100 for the Joining Materials business unit was primarily driven by higher precious metal prices and sales volume. The increase of $5,200 for the Electrical Products business unit was primarily driven by strong demand from both industrial and aerospace & defense sectors. The increase of $4,000 for the Building Materials business unit was primarily driven by higher sales volume from its roofing products, partially offset by lower sales volume from its FastenMaster products.

Net sales for the nine months ended September 30, 2024 increased $27,006, or 2.9%, as compared to the same period of 2023, primarily driven by higher sales for the Building Materials business unit, Joining Materials business unit, and Electrical Products business unit. The increase of $12,500 for the Building Materials business unit was primarily driven by higher sales volume from its roofing products. The increase of $11,100 for the Joining Materials business unit was primarily driven by higher precious metal prices. The increase of $8,400 for the Electrical Products business unit was primarily driven by strong demand from both industrial and aerospace & defense sectors.

Segment operating income for the three months ended September 30, 2024 increased $11,590, as compared to the same period of 2023. Higher operating income for the 2024 period was primarily driven by higher sales volume as discussed above and improved profit margin from the Electrical Products business unit.

Segment operating income for the nine months ended September 30, 2024 increased $5,160, as compared to the same period of 2023. Higher operating income for the 2024 period was primarily driven by higher net sales as mentioned above and improved profit margin from both the Building Materials business unit and Electrical Products business unit.

Energy

Net revenue for the three months ended September 30, 2024 decreased $6,476, or 13.9%, as compared to the same period of 2023. The decrease in net revenue was primarily due to lower rig hours.

Net revenue for the nine months ended September 30, 2024 decreased $36,038, or 24.8%, as compared to the same period of 2023. The decrease in net revenue was primarily due to lower rig hours.

Segment operating income for the three months ended September 30, 2024 decreased $2,502, as compared to the same period of 2023 primarily driven by lower net revenue mentioned above during the 2024 period.

Segment operating income for the nine months ended September 30, 2024 decreased $7,090, as compared to the same period of 2023 primarily driven by lower net revenue mentioned above during the 2024 period.

Financial Services

Revenue for the three months ended September 30, 2024 increased $6,622, or 6.2%, as compared to the same period of 2023. The increase was primarily due to an increase in interest income and fees from higher credit risk transfer, held for sale volume, and higher interest from held to maturity investments, as compared to the same period of 2023.

Revenue for the nine months ended September 30, 2024 increased $34,005, or 11.2%, as compared to the same period of 2023. The increase was primarily due to an increase in interest income and fees from higher asset based lending, credit risk transfer, held for sale volume, and higher interest rates, as compared to the same period of 2023.

Segment operating income for the three months ended September 30, 2024 was $23,945, as compared to an operating loss of $2,588 for the same period of 2023. Strong operating results was due primarily to higher revenue mentioned above and lower provisions for credit losses of $29,884, partially offset by higher SG&A expenses of $7,600 for the three months ended September 30, 2024 as compared to the same period last year. The lower provision for loan losses was driven by lower retentions of held to maturity loans and increased reserves in 2023 primarily resulting from the deterioration in value of the collateral supporting one of WebBank’s asset-based lending loans. The higher SG&A expenses was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees.

Segment operating income for the nine months ended September 30, 2024 increased $32,600, or 67.6%, as compared to the same period of 2023. The increase was due primarily to higher revenue mentioned above and lower provisions for credit losses of $37,820, partially offset by higher SG&A expenses of $22,600 and finance interest expense of $15,203 for the nine months ended September 30, 2024 as compared to the same period last year. The lower provision for loan losses was driven by lower retentions of held to maturity loans and increased reserves in 2023 primarily resulting from the deterioration in value of the collateral supporting one of WebBank’s asset-based lending loans. The lower provision for credit losses was driven by lower retentions of held for sale loans. The higher SG&A expenses was driven by higher credit performance fees due to higher CRT balances as well as higher personnel expense related an increase in employees. The higher finance interest expense was due primarily to an increase in higher interest rates.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $48,488 and $136,595 for the three and nine months ended September 30, 2024, respectively, as compared to $40,009 and $70,190 for the three and nine months ended September 30, 2023. The increase of $8,479, or 21.2% for the three month period in 2024 was primarily due to higher sales volume, as compared to the same period of 2023.

Operating income was $2,637 and $8,870 for the three and nine months ended September 30, 2024, respectively, as compared to $4,011 and $5,846 for the three and nine months ended September 30, 2023. Lower operating income for the three month period in 2024 was primarily due to higher SG&A costs, partially offset by favorable impact of higher sales volume, as compared to the same period of 2023.

Corporate and Other

Operating loss was $1,304 and operating income was $5,748 for the three and nine months ended September 30, 2024, respectively, as compared to operating income of $8,874 and operating loss of $4,814 for the three and nine months ended September 30, 2023, respectively. The fluctuations were primarily due to changes in investment results from long-term investments.

DISCUSSION OF CONSOLIDATED CASH FLOWS

The following table provides a summary of the Company's consolidated cash flows from operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$368,173	$11,675
Net cash provided by (used in) investing activities	2,312	(168,692)
Net cash (used in) provided by financing activities	(560,437)	486,419
Net change for the period	$(189,952)	$329,402

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, the Company generated $368,173 of cash from operating activities, which was primarily due to a net decrease in loans held for sale of $215,665 and net income of $196,620, partially offset by a deferred income tax benefit of $65,224. During the nine months ended September 30, 2023, the Company generated $11,675 of cash, which was primarily due to operating income of $111,305 and adjustments to operating income, including a provision for credit losses of $47,979 and depreciation and amortization of $41,433, partially offset by changes in operating assets and liabilities of $185,870 .
Cash Flows from Investing Activities

During the nine months ended September 30, 2024, the Company generated $2,312 of cash from investing activities, which was primarily due to loan originations, net of collections, of $76,790, proceeds from maturities of investments of $16,832 and proceeds from sales of investments of $13,788, partially offset by capital expenditures of $55,712 and purchases of investments of $50,706. During the nine months ended September 30, 2023, the Company used $168,692 of cash, which was primarily due to loan originations, net of collections, of $242,667, and partially offset by an increase in cash on consolidation of Steel Connect as of the Exchange Transaction closing date.
Cash Flows from Financing Activities

During the nine months ended September 30, 2024, the Company used $560,437 of cash from financing activities, which was primarily due to a decrease in deposits of $347,430, common unit repurchases of $105,070, net revolver repayments of $71,149, the purchase of subsidiary shares from noncontrolling interests of $16,181, and a net decrease in other borrowings of $10,528. During the nine months ended September 30, 2023, the Company generated $486,419 of cash, which was primarily due to an increase in deposits of $531,006, partially offset by repayments of PPP borrowings of $21,277 and share repurchases of $19,727.

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

The Company's senior credit facility, as amended and restated, (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial and nonfinancial covenants as of September 30, 2024. The Company believes it will remain in compliance with the Credit Agreement's covenants for the next twelve months. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of September 30, 2024, the Company's working capital was $497,364, as compared to working capital of $562,224 as of December 31, 2023. The Company's total availability under the Credit Agreement was approximately $470,000 as of September 30, 2024. During the nine months ended September 30, 2024, capital expenditures were $55,712, as compared to $36,667 for the same period of 2023. The Company currently expects full-year capital expenditures in the range of $66,000 to $70,000 in 2024, as compared to $51,451 in 2023. The Company and its subsidiaries have ongoing commitments, which include funding of the minimum requirements of its subsidiaries' pension plans. During the nine months ended September 30, 2024, the Company contributed $7,226 to its pension plans. The Company currently estimates it will contribute $2,983 to its pension plans during the remainder of 2024. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $127,111 and $170,286 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold as of September 30, 2024 and December 31, 2023, respectively. WebBank had $115,000 and $50,000 in lines of credit from its correspondent banks as of September 30, 2024 and December 31, 2023, respectively. WebBank had $219,301 and $325,175 available from the Federal Reserve discount window as of September 30, 2024 and December 31, 2023, respectively. Therefore, WebBank had a total of $461,412 and $545,461 in cash, lines of credit and access to the Federal Reserve Bank discount window as of September 30, 2024 and December 31, 2023, respectively, which represents approximately 21.3% and 21.8%, respectively, of WebBank's total assets, excluding PPP loans.

Steel Connect's wholly-owned subsidiary, ModusLink, has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2026. As of September 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of September 30, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

On May 1, 2024, ModusLink entered into a Second Amendment to Credit Agreement (the "Second Amendment"), amending the Umpqua Revolver. Among other things, the Second Amendment extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, removed certain adjustments in the definition of "Adjusted EBITDA" as set forth in the Umpqua Revolver, increased the minimum Adjusted Tangible Net Worth and removed certain caps and conditions on ModusLink's ability to pay dividends.

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

As of September 30, 2024 and December 31, 2023, the Electrical Products reporting unit, which is included within the Diversified Industrial segment, had goodwill of $46,882 and $46,682, respectively. As of December 1, 2023 the Electrical Products reporting unit's fair value exceeded its net book value by 11%. As of September 30, 2024, the Company did not identify indicators of impairment for the Electrical Products reporting unit. The fair value of the Electrical Products reporting unit can be significantly impacted by the reporting unit's performance, the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, management's ability to execute its business strategies, and general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. Based on our assessment of these circumstances, we have determined that goodwill at our Electrical Products reporting unit is at risk for future impairment if the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

The Company completed the annual impairment test of Steel Connect's goodwill and indefinite-lived intangible assets as of June 1, 2024. There were no goodwill impairment charges recorded as a result of this assessment.

There were no material changes to the critical accounting policies during the nine months ended September 30, 2024, as compared to those disclosed in the Company's 2023 Annual Report. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Issuer Purchases of Equity Securities

The Board of SPH GP, has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units ("Repurchase Program"), which is inclusive of 750,000 common units approved in March 2024. The Repurchase Program was announced on December 7, 2016 and supersedes and cancels, to the extent any amounts remain available, all previously approved repurchase programs, as discussed in further detail in Note 11 - "Capital and Accumulated Other Comprehensive Loss." Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date. In the three months ended September 30, 2024, the Company repurchased, under the Repurchase Program, 13,813 common units for $547. Since inception of the Repurchase Program the Company has purchased 8,799,777 common units for an aggregate price of approximately $206,078. As of September 30, 2024, there were approximately 720,463 common units that may yet be purchased under the Repurchase Program.

On September 1, 2024, the Company entered into a purchase agreement with Hale Partnership Fund, L.P. and related parties (the "Hale Entities") pursuant to which the Company purchased an aggregate of 1,267,803 Common Units from the Hale Entities for an aggregate purchase price of $63,390. This agreement was approved by the Company’s Board of Directors outside of the Repurchase Program.

The following table provides information about our repurchases of common units during the three months ended September 30, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	734,276
August 1, 2024 through August 31, 2024	—	$—	—	734,276
September 1, 2024 through September 30, 2024	1,281,616	$49.89	13,813	720,463
Total	1,281,616		13,813

Item 5. Other Information

Insider trading arrangements and policies

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2024	STEEL PARTNERS HOLDINGS L.P.

		By:	Steel Partners Holdings GP Inc.,
Its General Partner

		By:	/s/ Ryan O'Herrin
Ryan O'Herrin
Chief Financial Officer and Authorized Signatory
(Principal Financial Officer)