Form 10-K
period 2024-12-31
STEEL PARTNERS HOLDINGS L.P.
filed 2025-03-11
CIK 1452857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of our common units held by non-affiliates of registrant as of June 30, 2024 totaled approximately $160.4 million based on the then-closing unit price.

On March 3, 2025, there were 19,074,992 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2025 Annual Meeting of Limited Partners are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, (iii) the impact of legal claims and related contingencies, (iv) expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements, (v) WebBank, including its held to maturity debt securities, credit risk and minimum capital requirements, (vi) cash flows from operations for the next twelve months, (vii) full-year capital expenditures, and (viii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

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
•our ability to continue to comply with listing standards of the New York Stock Exchange;
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
•changes in Steel Connect's relationship with significant clients, could have a material adverse impact on its business;
•our subsidiaries’ ability to maintain its relationships and business with customers without long-term contracts;
•our ability to maintain effective internal control over financial reporting;
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

Item 1. Business

The Company

Steel Partners Holdings L.P. (together with its subsidiaries, referred to herein as "SPLP") is a Delaware limited partnership formed in 2008 and a diversified global holding company that owns and operates businesses and has significant interests in various companies, including diversified industrial products, energy, banking, defense, supply chain management and logistics and youth sports. SPLP operates through the following segments: Diversified Industrial, Energy, Financial Services and Supply Chain. Each of our companies has its own management team with significant experience in their industries. Corporate and Other consists of several consolidated subsidiaries, including, Steel Services Ltd. ("Steel Services"), which, through management services agreements, provides services to us and some of our companies, which include assignment of C-Level management personnel, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources and other similar services. We work with our businesses to increase corporate value over the long term for all stakeholders by implementing our unique strategy discussed in more detail below.

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

Joining Materials - The Joining Materials business primarily fabricates precious metals and related alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials business offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, energy and general industrial, where dissimilar material and metal joining applications are required. Joining Materials' operating income from precious metal products is principally derived from the "value-add" of casting and fabricating processes and not from the direct purchase and resale of precious metals. The Joining Materials business enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its owned precious and certain non-precious metal inventories that are not subject to fixed price contracts.

Tubing - The Tubing business manufactures a wide variety of stainless and low carbon steel tubing products. The Tubing business manufactures continuous seamless stainless steel tubing coils, serving primarily the petrochemical and oil and gas infrastructure markets. The Tubing business is also a manufacturer of mechanical and fluid-carrying welded low carbon tubing used for diverse industries, including the automotive, heavy truck, heating, cooling and oil and gas markets.

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

Kasco Blades and Route Repair Services ("Kasco") - The Kasco business provides meat-room blade products, repair services and distributed products for the meat and deli departments of supermarkets, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. The Kasco business also provides cutting blades for bakeries, in addition to wood cutting blade products for the saw mill industry, pallet manufacturing, and pallet recycling in North America.

Specialized Films - The Specialized Films (formerly known as "Metallized Films") business includes Dunmore Corporation in the U.S. and Dunmore Europe GmbH in Germany (collectively, "Dunmore"), which manufacture and distribute coated, laminated and metallized films for engineered applications in the imaging, aerospace, insulation and solar photo-voltaic markets and also provide products for custom and special applications.

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

Financial Services Segment

Through our subsidiary WebFinancial Holding Corporation, we own 100% of WebBank, which is an FDIC–insured state chartered industrial bank headquartered in Utah. WebBank is subject to comprehensive regulation, examination and supervision of the FDIC and the State of Utah Department of Financial Institutions ("UDFI"). WebBank is not considered a "bank" for Bank Holding Company Act purposes and, as such, SPLP is not regulated as a bank holding company. WebBank's deposits are insured by the FDIC up to the maximum allowed by law. WebBank engages in a full range of banking activities including originating loans, issuing credit cards and taking deposits that are federally insured. WebBank originates and funds consumer and small business loans through lending programs with unaffiliated companies that market and service the programs ("Marketing Partners"), where the Marketing Partners subsequently purchase the loans (or interests in the loans) that are originated by WebBank. WebBank also has private-label financing programs that are branded for a specific retailer, manufacturer, dealer channel, proprietary network and bank card programs. WebBank participates in syndicated commercial and industrial as well as asset based credit facilities and asset based securitizations through relationships with other financial institutions. Through its subsidiary, National Partners PFco, LLC ("National Partners"), WebBank provides commercial premium finance solutions for national insurance brokerages, independent insurance agencies and insureds in key markets throughout the U.S. National Partners was acquired in April 2019.

Supply Chain Segment

The Supply Chain segment consists primarily of the operations of Steel Connect, Inc.'s ("Steel Connect" or "STCN") wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which is an end-to-end global supply chain solutions and e-commerce provider serving clients in markets such as consumer electronics, communications, computing, software and retail. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. ModusLink has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia.

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

Employees

As of December 31, 2024, the Company employed approximately 5,200 employees worldwide.

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

The market for banking and related financial services is highly competitive. WebBank competes with other providers of financial services, including a broad range of banks and other nontraditional lending and banking companies that offer financial services. Some of our competitors are larger and may have more financial resources, while other competitors enjoy fewer regulatory constraints and may have lower cost structures. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services.

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

Other Information

Our common units are listed on the New York Stock Exchange under the symbol "SPLP." Our business address is 590 Madison Avenue, 32nd Floor, New York, New York 10022, and our telephone number is (212) 520-2300. Our website is www.steelpartners.com. We use our website as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, filings with the U.S. Securities and Exchange Commission (the "SEC"), and public conference calls and webcasts. The information contained in, or that can be accessed through, the website is not part of this Report. Annual reports on Form 10-

K (including this Report), quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC.

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

Our Financial Services segment could be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans. We may also experience a slowdown in our other segments if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. In the short term, our customers, Marketing Partners, and other contractual counterparties could react to negative market conditions, and may seek to renegotiate their contracts with us or to cancel their contracts with us even if cancellation involves their paying a cancellation fee. Continued market deterioration could also jeopardize the ability to perform certain counterparty obligations, including those of our insurers, customers, Marketing Partners and financial institutions. Although we assess the creditworthiness of our counterparties, prolonged business decline or disruptions as a result of economic downturns or lower oil and gas prices could lead to changes in a counterparty’s financial stability and liquidity and increase our exposure to credit risk, bad debts or non-performance by our suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. There could also be adverse impacts to several of our businesses due to overall negative economic conditions, changes in gross domestic product growth, financial and credit market fluctuations or the unavailability of credit, or geopolitical challenges, including global security concerns and the ongoing conflicts between Russia and Ukraine and the Middle East. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, which could materially and adversely affect our operations, financial results and liquidity.

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

Customer demand is generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Since the first quarter of 2020, crude oil prices, as well as supply and demand for oil and natural gas, have fluctuated significantly as a result of national and international economic and political conditions, such as the conflict between Ukraine and Russia. The market and our businesses currently continue to experience demand loss, as well as volatility in oil prices, which have recently begun to decline due to an oil oversupply. Additionally, oil prices are particularly sensitive to actual and perceived threats to global political stability, including conflicts in oil and gas producing regions, and changes in production from OPEC+ member states. Demand for our services and products may be sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. For instance, continuing tensions and instability resulting from the Russian invasion of Ukraine, and conflicts in the Middle East, have increased and could continue to increase volatility in global oil and gas prices, which may adversely affect the profitability of our Diversified Industrial and Energy segments. The Russian invasion of Ukraine has caused, and could intensify, volatility in crude oil and natural gas, and the extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. Any such volatility and disruptions may also magnify the impact of other risks described in this "Risk Factors" section.

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

Changes in interest rates could have an adverse impact on our business by increasing the cost of borrowing, affecting our interest costs (including with respect to our senior credit agreement, which is comprised primarily of variable rate options), and our ability to make new investments on favorable terms or at all. The Federal Reserve Board significantly increased the federal funds rate in 2022 and 2023 and may in the future continue to increase rates. Such rate increases have a corresponding impact to our costs of borrowing and may have an adverse impact on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability, and less favorable equity markets. Any significant additional federal fund rate increases may have a material adverse effect on our business, results of operations, and financial condition. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. In addition, an increase in interest rates may make it difficult or impossible to make payments on outstanding indebtedness. Any increase in interest rates could have a negative effect on our net interest costs and investments, which could negatively impact our operating results, financial condition and cash flows.

Certain of the Company’s subsidiaries sponsor defined benefit pension plans, which could subject the Company to substantial cash funding requirements in the future.

The Company's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of its subsidiaries’ defined benefit pension plans. The Company is generally jointly and severally liable for such subsidiaries’ underfunded pension liabilities. The performance of the financial markets and interest rates (given the mix of investment assets in the plan), as well as healthcare trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentences, as well as other changes such as any plan termination or other acceleration events. For more information, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of this Report.

We are subject to risks associated with environmental, health and safety matters.

We (including our businesses) are subject to U.S. federal, state, local and foreign environmental, health and safety ("EHS") laws and regulations in connection with our ongoing and former operations. These requirements include, but are not limited to regulations related to: the development, manufacture, shipping and use of the products produced by our businesses; the handling, storage, transportation, discharge, recycling, treatment and disposal of raw materials and/or hazardous materials, by-products or wastes used in such products or in production; and the operation of facilities and the use of real property. Compliance with these and other EHS requirements may require us to engage in environmental remediation activities of property currently or previously owned by us or our subsidiaries, retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the management of hazardous materials, by-products and wastes or to take other steps to ensure compliance with various legal and regulatory agencies and entities, all of which could require our subsidiaries to incur substantial costs.

Many of the customers in our Energy segment use hydraulic fracturing services, which is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although our Energy segment is not a provider of hydraulic fracturing services, many of its services complement the hydraulic fracturing process. Fracturing regulations vary widely because they are regulated at the state level. States continue to evaluate fracturing activities and their impact on the environment. Legislation for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process could be enacted. Additionally, the U.S. Environmental Protection Agency (the "EPA") has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the U.S. Safe Drinking Water Act. Our Energy segment’s customers’ operations could be adversely affected if additional regulation or permitting requirements were to be required for hydraulic fracturing activities, which could have an adverse effect on our results of operations.

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

In addition to EHS legal and regulatory requirements, growing stakeholder engagement with respect to sustainability matters could cause our subsidiaries to alter their manufacturing processes or business operations, which could require them to incur substantial expense. Any failure to comply with stakeholder requests, in particular, the ability to meet customer requirements or sustainability targets, could adversely impact the demand of our businesses' products and subject us and our subsidiaries to significant costs and liabilities and reputational risks, any of which could adversely affect our business, financial condition and results of operations.

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

In the United States, no comprehensive climate change legislation has been implemented federally. However, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and reporting of GHG emissions from certain petroleum and natural gas system sources, implement standards directing the reduction of methane from certain facilities in the oil and gas sector, and, together with the U.S. Department of Transportation, implement GHG emissions limits on vehicles manufactured for domestic operations. Additionally, various states have adopted or are considering adopting legislation and regulation focused on GHG cap-and-trade programs, carbon taxes, reporting and tracking programs and emissions limits. In addition, recently there has been more focus on climate-related disclosures. For example, the SEC finalized rules in March 2024 that would require public companies to include extensive climate-related disclosures in their SEC filings, however the SEC issued an order staying the rules due to a number of challenges. Although the SEC has stayed these rules, state governments, such as California, have enacted laws that require climate-related disclosures, and if we were required to comply with such laws, including the SEC disclosure requirements if re-instated, we would expect to incur substantial additional compliance costs. The Inflation Reduction Act of 2022 (the "IRA"), which was signed into law in August 2022, directs nearly $400 billion of federal spending to be used toward reducing carbon emissions and funding clean energy over the next 10 years and is designed to encourage private investment in clean energy, transport and manufacturing. In addition, fossil fuel producers face increasing litigation risks from local governments and financial risks from liquidity sources that have become more attentive to sustainability, such as shareholders who may shift their investments into other sectors and institutional lenders who may decrease to funding fossil fuel companies.

These changes in the investing and financing markets, and cost increases or demand volatility in connection with the adoption and implementation of new or more stringent GHG-related legislation or regulation on the oil and gas sector, could in turn reduce demand for our Energy business’s well servicing, workover and other services. Additionally, measures taken with respect to GHG emissions, whether through governmental mandates or private ordering, could increase costs in our Energy segment businesses in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase our operating expenses through higher utility, transportation, and more expensive materials. Political, litigation and financial risks could also result in the oil and gas customers of our Energy business restricting or cancelling production activities, incurring liability in connection with climate-related changes or impairing their ability to continue operating economically, which could also decrease demand for that business's services.

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

WebBank operates in a highly regulated environment, and its programs are subject to extensive federal and state regulation. Ongoing legislative and regulatory actions may significantly affect our liquidity or financial condition.

The consumer lending, business lending, and deposit programs offered by WebBank are subject to extensive legal requirements at the federal and state levels. Among the laws that may be applicable to some or all of the programs offered by WebBank are:

•the Federal Truth in Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to borrowers regarding the terms of their loans and impose requirements and restrictions when extending consumer credit;
•the Federal Truth in Savings Act and Regulation DD promulgated thereunder, which require certain disclosures to depositors regarding the terms of their deposit accounts and imposes certain requirements on banks that provide deposit accounts for consumers;
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

As part of the bank regulatory process, the FDIC and the UDFI, periodically conduct examinations of WebBank, including compliance with laws and regulations. The authority of the FDIC and the UDFI includes the ability to examine WebBank, and its Marketing Partners and the lending and deposit programs with such Marketing Partners. The FDIC, the UDFI, and the Consumer Financial Protection Bureau ("CFPB"), among other federal and state agencies, also may bring enforcement actions against WebBank and its Marketing Partners if they detect any violations of law. These enforcement actions could result in monetary liability on WebBank, increased compliance obligations or limitations on its ongoing and future business.

Federal and state regulators, including the CFPB, the Federal Trade Commission ("FTC") and state attorneys-general, has, and may in the future, bring investigations and enforcement actions against WebBank's Marketing Partners. These actions against Marketing Partners may increase WebBank's own regulators' scrutiny of WebBank's business and could result in an increased risk of investigations or claims being brought against WebBank. The U.S. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. The CFPB and the FDIC may revise or enact new regulatory requirements or revise or adopt new regulatory interpretations that could affect WebBank, its Marketing Partners and programs. In January 2025, a new acting chairman took office at the FDIC, and he may adopt a different set of priorities than the prior agency leadership, which could affect WebBank's business. The Trump administration may make other changes that could also affect WebBank. Under the previous chairman, the FDIC adopted a final rule codifying its practices for supervising certain industrial banks and their parent companies. Although the rule does not directly apply to us or to WebBank at this time, if not withdrawn by the new chairman, the potential impact that the rule may have on our business, financial condition or results of operations in the future remains uncertain. The FDIC and other banking regulators also adopted a final rule regarding the obligations of banks when contracting with third parties, which includes WebBank's relationships with its Marketing Partners. In June 2023, Colorado enacted a law to opt out from interest rate preemption afforded state-chartered banks, such as WebBank, with respect to loans and certain types of credit cards issued to Colorado consumers, pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 ("DIDMCA"). The law was expected to take effect July 1, 2024. Iowa and Puerto Rico previously opted out of the DIDMCA. In response to a federal lawsuit brought by several industry trade groups challenging certain aspects of the Colorado law, on June 20, 2024 a federal court granted a preliminary injunction that prevents Colorado from enforcing the law against out-of-state chartered banks that make loans and extend credit to Colorado residents and that are members of the respective industry trade groups (including WebBank). That ruling is on appeal at the Tenth Circuit Court of Appeals. No assurance can be given as to the outcome of this litigation or its impact. Other states and jurisdictions may enact similar laws seeking to opt out from interest rate preemption afforded to state-chartered banks pursuant to DIDMCA. The consumer and business lending programs offered by WebBank rely on WebBank's ability to charge the interest rates and fees permitted by WebBank's home state of Utah to consumers and businesses that are residents of other jurisdictions. Colorado’s opt out from the DIDMCA and any opt outs by other states or jurisdictions, could negatively impact WebBank's ongoing or future business. We cannot predict whether additional legislation or regulations will be enacted and, if enacted, the effect that it would have on our business, financial condition or results of operations.

We cannot assure you that we will be able to continue to comply with listing standards of the New York Stock Exchange.

Our common units are listed on the New York Stock Exchange. For our common units to remain listed, we must meet the continued listing standards of the New York Stock Exchange. Although we believe we are in compliance with the listing standards of the New York Stock Exchange, given our limited trading activity and public float, there can be no assurance that we will remain in compliance with the continued listing standards of the New York Stock Exchange and if we fail to comply, our securities could be delisted. In addition, even if we are successful in maintaining compliance with applicable New York Stock Exchange listing requirements, our board of directors may decide that the costs of compliance and the demands of management time and Company resources required to maintain our listing are greater than the benefits received by the Company and its unitholders from being a listed company and that, accordingly, we should voluntarily delist from the New York Stock Exchange.

If our common shares were delisted from New York Stock Exchange voluntarily or involuntarily, our common units may revert to trading on the OTC Market or another over-the-counter platform following any delisting from the New York Stock Exchange. Any such delisting of our common units could have an adverse effect on the market price of, and the efficiency of the trading market for, our common units, not only in terms of the number of units that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any.

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

As of December 31, 2024, the Company had borrowing capacity of $470,000 available under its senior credit facility and $118,800 of outstanding indebtedness under its senior credit facility. There can be no assurances that the Company or its subsidiaries will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in the applicable financing agreements. If the Company or its subsidiaries do not meet certain of its financial covenants, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

The success of each of our businesses depends in part on the trademarks and patents that they own, or their licenses to use others', brand names, proprietary technology and manufacturing techniques. In addition to trademark and patent protection, these businesses rely on copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties, including our competitors, from using their intellectual property without their authorization or independently developing substantially similar intellectual property. Infringement or misappropriation of our businesses’ intellectual property rights, such as the unauthorized manufacture or sale of materials, could result in uncompensated lost market and revenue opportunities. Despite these steps to monitor and detect unauthorized use of our businesses’ intellectual property by third parties, any such unauthorized use could reduce or eliminate any competitive advantage our businesses have developed, cause them to lose sales or otherwise harm their business. The businesses' ability to enforce their intellectual property rights is subject to litigation risks, as well as uncertainty as to the protection and enforceability of those rights in some countries. If the businesses seek to enforce their intellectual property rights, it may be subject to claims that those rights are invalid or unenforceable, and others may seek counterclaims against the businesses, which could have a negative impact on their business. If the businesses are unable to enforce and protect intellectual property rights, or if they are circumvented, rendered obsolete or invalidated by the rapid pace of technological change, or stolen or misappropriated by employees or third parties, it could have an adverse impact on their competitive position and business.

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

The United States has recently enacted and proposed to enact significant new tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the United States, regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial results.

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

We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data, prevent unwanted intrusions and disclosures and provide periodic training to our employees, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity. However, these security and compliance efforts are costly to implement and may not be successful. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Based on our cybersecurity program, we do not maintain dedicated cybersecurity insurance. Any cybersecurity breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.

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

Labor disputes, as well as the continued or further unionization of our, and our suppliers’, workforce could increase our costs and cause work stoppages that may have an adverse effect on our business.

Some of our businesses are party to collective bargaining agreements with various labor unions in the United States and internationally. For more information, see Part I, Item 1, "Business – Employees". We may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under these collective bargaining agreements and labor contracts or our potential inability to negotiate acceptable contracts with these unions. If the unionized workers in the U.S. or internationally were to engage in a strike, work stoppage or other slowdown, if other employees were to become unionized or if the terms and conditions in future labor agreements were renegotiated, our businesses could experience a significant disruption in their operations, which could cause them to be unable to deliver products to customers on a timely basis. Such disruptions could also result in loss of business and higher ongoing labor costs.

In addition, our Diversified Industrial segment may be impacted by work stoppages or slowdowns experienced by automakers, or their suppliers, which could result in slowdowns or closures of assembly plants where our products are included in assembled vehicles. In the past, a labor strike by the United Auto Workers ("UAW") resulted in temporary work stoppages or slowdowns at the U.S. locations of assembly plants and distribution facilities of certain of the Diversified Industrial segment's customers. The strike impacted our operations, but to date has not had a material impact on our consolidated results. The UAW reached a tentative labor agreement with each of the impacted auto makers. If the tentative agreements are not ratified, and a continued or expanded strike ensues, it could materially adversely impact our automotive supply chain (causing delay or non-delivery of goods and services) and could materially reduce the demand for our goods and services to our customers. If this occurs, it could have a material adverse effect on our business and our results of operations.

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

WebBank's business includes lending programs with Marketing Partners, where the Marketing Partners provide origination servicing for the loans and subsequently purchase the loans (or interests in the loans) that are originated by WebBank. There have been litigation and regulatory actions which have challenged lending arrangements where a bank has made a loan and then sold and assigned it to an entity that is engaged in assisting with the origination and servicing of the loan. Some of these cases have alleged that the marketing and servicing entity should be viewed as the "true creditor" of the loans originated through the lending program, and the bank should be disregarded. If this type of challenge is successful, state law interest rate limitations and other requirements that apply to non-bank lenders would then be applicable, instead of the federal interest rate laws that govern bank lenders. Other cases have relied on the claim that even if a bank originated a loan based on the federal interest rate laws, an assignee of a bank is not permitted to rely on the federal law and is instead subject to state law limitations. In addition, several states have adopted laws that purport to identify which entity is the lender of a loan. For example, in 2021, Maine adopted a law that, among other things, may deem an entity to be the lender of a loan if certain statutory criteria are met, such as a non-bank entity holds the "predominant economic interest" in a loan. Certain of these challenges have been brought or threatened in programs involving WebBank. In 2021, Congress enacted a joint resolution under the Congressional Review Act that was signed by the president that had the effect of repealing a regulation adopted by the Office of the Comptroller of the Currency. That regulation had provided clarity on the question of when a bank is the lender of a loan and, although not directly applicable to WebBank, may have provided support for the manner in which WebBank conducts its lending business. Because of the repeal, these arguments will not be available in the event of a future challenge. Additional cases or regulatory actions, if successfully brought against WebBank or its Marketing Partners or others, could negatively impact WebBank's ongoing and future business. WebBank continues to structure its programs, and to exercise control over these programs, to address these risks, although there can be no assurance that additional cases or regulatory actions will not be brought in the future. State regulators have also made claims that WebBank and its Marketing Partners are required to obtain licenses under state laws, and those licenses may have the effect of restricting the business of the licensed entity.

WebBank is subject to capital requirements, and SPLP could be called upon by the FDIC to infuse additional capital into WebBank to the extent that WebBank fails to satisfy its capital requirements.

WebBank is subject to capital requirements administered by various federal banking regulators in the U.S. and, accordingly, must meet specific capital guidelines. The federal banking regulators have implemented the global regulatory capital requirements of Basel III and certain requirements implemented by the Dodd-Frank Act. FDIC regulations implementing the Basel III Accord modified WebBank’s minimum capital requirements by defining what constitutes capital for regulatory capital purposes and adding a 4.5% Common Equity Tier 1 ratio and increased the Tier 1 capital ratio requirement from 4% to 6%. FDIC regulations also require WebBank to comply with a total capital ratio of 8% and a leverage ratio of 4%. Additionally, WebBank is expected to maintain a Capital Conservation Buffer (composed solely of common equity Tier 1 capital) equal to 2.5% above the new regulatory minimum capital requirements. The Capital Conservation Buffer is on top of the minimum risk-weighted capital ratios and had the effect of increasing those ratios by 2.5% each. A failure of WebBank to maintain the aggregate minimum capital required by the Capital Conservation Buffer will impair its ability to make certain distributions (including dividends and stock repurchases) and discretionary bonus payments to executive officers. A failure of WebBank to maintain capital as required by the FDIC's minimum capital requirements would subject WebBank to the FDIC’s prompt corrective action regime, which may further impair WebBank's ability to make payments or distributions and may require a capital restoration plan or other corrective regulatory measures. As a result, our business, results of operations, financial condition and prospects could be adversely affected.

The Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC have continued to amend regulations implementing Basel III in the United States in certain respects and are expected to make further amendments to these regulatory capital rules. On July 27, 2023, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC issued a proposal that would significantly revise U.S. regulatory capital requirements for large banking organizations. The proposal has not yet been finalized and further changes are expected. If adopted as proposed, it would not directly modify the capital requirements applicable to WebBank. However, the Company cannot predict whether any changes adopted in the final rule will have an impact on WebBank or whether there will be any additional amendments to the regulatory capital rules directly applicable to WebBank. The Company currently cannot predict the specific impact and long-term effects that Basel III and its implementation in the U.S. will have on WebBank and the banking industry more generally.

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

WebBank offers its lending programs with Marketing Partners. For the years ended December 31, 2024 and 2023, the two highest grossing contractual lending programs combined accounted for approximately 16.9% and 24.9%, respectively, of WebBank’s total net revenue. If its Marketing Partners do not provide origination services or other services to WebBank, or provide those services in a faulty manner, that may negatively impact WebBank’s ongoing and future business. Faulty services from service providers engaged by Marketing Partners may also may negatively impact WebBank’s ongoing and future business. In addition, if the Marketing Partners or other third parties do not purchase the loans (or interests in loans) that are originated by WebBank, then WebBank may need to retain those loans (or interests in loans), which may negatively impact its ongoing and future business. Marketing Partners are also required to indemnify WebBank for certain liabilities that may arise from the lending programs. If Marketing Partners are unable or unwilling to satisfy their indemnification obligations, then WebBank would face increased risk from liability for claims made in private litigation or regulatory enforcement actions. Additionally, Marketing Partners may rely on outside sources of capital to meet their obligations. Market conditions and other factors may affect the availability of capital for Marketing Partners. The availability of capital may affect the volume of loans that can be originated through WebBank’s lending programs. In recent periods, the availability of capital has been more limited for several of WebBank’s Marketing Partners, resulting in a decrease in loan volume and a negative impact on WebBank’s business.

WebBank is subject to risks of litigation from its borrowers or others regarding the processing of loans for the Paycheck Protection Program, or PPP, and risks that the Small Business Administration may not fund some or all PPP loan guaranties.

The CARES Act included a $349,000,000 loan program administered through the Small Business Administration ("SBA") and is referred to as the Paycheck Protection Program. The PPP had subsequently been expanded and extended under additional legislation. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders. WebBank participated as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, which exposes WebBank to risks relating to noncompliance with the PPP. Since the launch of the PPP, several banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. As such, WebBank may be exposed to the risk of litigation, from both borrowers and non-borrowers that approached WebBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. WebBank may also be subject to investigations or enforcement actions by state and federal authorities, including the SBA. If any such litigation or government action is brought against WebBank and is not resolved in a manner favorable to WebBank, it may result in significant financial liability or adversely affect its reputation. In addition, litigation and government actions can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or government actions could have a material adverse impact on WebBank’s business, financial condition and results of operations.

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

WebBank originates various types of credit products, and our financial condition and results of operations are affected by the ability of borrowers to repay their loans in a timely manner. Borrowers may be unable to repay their loans due to various factors, some of which are outside of their control. Similarly, borrowers under our commercial loans and related financing products (typically, small-sized businesses) may be more susceptible to even mild or moderate economic declines than larger commercial borrowers, which may subject WebBank to a higher risk of loan loss. Many borrowers have been negatively impacted by recent events impacting financial, real estate, and securities markets, including geopolitical turmoil, rising interest rates, inflation, adverse developments in the financial services industry, and other recent events that have caused market and economic volatility, and may continue to be similarly or more severely affected in the future. The risk of non-payment by borrowers is assessed through our underwriting processes and other risk management practices, which may not be able to fully identify, price and mitigate such risk. WebBank could also be impacted by tightening of the credit markets and other general economic declines that could result in a decrease in lending and demand for consumer loans.

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

If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash and cash equivalents may be threatened. In addition, if any of our customers, suppliers, Marketing Partners or other parties with whom we conduct business are unable to access funds, such parties' ability to pay or perform their obligations to us or to enter into new commercial arrangements requiring additional payments to us or additional funding could be adversely affected. Moreover, sufficient external financing may not be available to us on a timely basis, on commercially reasonable terms to us, or at all. Any of these events could adversely affect our business and financial condition.

Changes in Steel Connect’s relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on its business.

Steel Connect depends on a small number of clients for a substantial portion of its business. For its fiscal years ended July 31, 2024 and 2023, Steel Connect's 10 largest clients accounted for approximately 81% and 83% of consolidated net revenue, respectively. Two customers accounted for approximately 38% and 15% of Steel Connect's consolidated net revenue for the fiscal year ended July 31, 2024, and two customers accounted for 41% and 13% of Steel Connect’s consolidated net revenue for the fiscal year ended July 31, 2023. No other clients accounted for greater than 10% of Steel Connect’s consolidated net revenue for its fiscal years ended July 31, 2024 and 2023.

In general, Steel Connect does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, Steel Connect's net revenue is subject to demand variability by its clients. The level and timing of orders placed by Steel Connect's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require Steel Connect to evaluate its other long-lived assets for impairment, which may require Steel Connect to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on Steel Connect's business, financial condition or results from operations.

In addition, a large portion of Steel Connect's revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions to Steel Connect's global supply chain or a significant natural disaster (including as a result of climate change) or otherwise, a failure to appropriately cancel, reschedule, or adjust Steel Connect's requirements based on Steel Connect's business needs, or a decrease in demand for Steel Connect's services could materially adversely affect Steel Connect’s business, operating results, and financial condition and could materially damage customer relationships. There has been and may continue to be market shortages of semiconductor and other electrical component supplies, which has affected, and could further affect, Steel Connect's clients in the computing and consumer electrical markets and, consequently, their demand for Steel Connect's offerings. During periods of component shortages for Steel Connect's clients, it may also encounter reduced client demand, and accordingly, Steel Connect's revenue and profitability could suffer until other component sources can be developed.

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

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, results of operations, financial condition and cash flows. These effects include disruption in the global financial markets, reduced customer demand for our businesses’ products, disruption in or closures of our manufacturing operations or those of our customers and suppliers, delays and disruption in the supply chain, limited productivity and efficiency of our personnel, availability of qualified personnel and increased cybersecurity risks associated with remote working environments, could increase our costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. The extent to which our operating and financial results will be and may continue to be affected by public health emergencies will depend on various factors beyond our control, such as the continued severity and duration of the public health emergencies, including any sustained geographic resurgence; the emergence of new variants and strains of a contagious disease or virus; and the success of actions to contain or mitigate the effects of the public health emergency. A public health emergency, and volatile regional and global economic conditions stemming from a public health emergency, may also magnify the impact of other risks described in this "Risk Factors" section.

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

Warren G. Lichtenstein, our Executive Chairman and a substantial unitholder, is the Chief Executive Officer of our Manager. As of December 31, 2024, Mr. Lichtenstein directly owned approximately 4.2% of our outstanding common units. In addition, affiliates of our Manager, including Mr. Lichtenstein, beneficially own approximately 84.9% of our outstanding common units, although Mr. Lichtenstein disclaims beneficial ownership of any common units not directly held by him. We have entered into transactions and/or agreements with these entities. There can be no assurance that such entities will not have interests in conflict with our own, or that Mr. Lichtenstein will not have interests different than those of our unitholders.

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

The Manager is entitled to receive a fee (the "Management Fee") at an annual rate of 1.5% of total partners' capital. Our total partners' capital will be impacted by the performance of our businesses and other businesses we may acquire in the future, as well as the issuance of additional common or preferred units. Changes in our total partners’ capital and in the resulting Management Fee could be significant, resulting in a material adverse effect on our results of operations. In addition, if our performance declines, assuming our total partners’ capital remains the same, the Management Fee will increase as a percentage of our income. In addition, SPH SPV-I LLC, an affiliate of the Manager, holds incentive units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, as calculated for the twenty trading days prior to each year end. The incentive units’ share of such appreciation is reflected by classifying a portion of the incentive units as Class C units of the Company. Any issuance of such Class C units will result in dilution to existing limited partners' holdings in the Company. As of the annual measurement date on December 31, 2024, 76,323 incentive units vested. The incentive units are expected to be issued in the first quarter of our fiscal year ending December 31, 2025 and subsequently automatically convert into the same number of common units.

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

The Partnership Agreement contains provisions that modify and reduce the fiduciary standards to which the General Partner otherwise would be held by state fiduciary duty law. For example, our Partnership Agreement provides that when our General Partner is acting in its individual capacity, as opposed to in its capacity as our General Partner, it may act without any fiduciary obligations to holders of our units, whatsoever. When our General Partner, in its capacity as our general partner, is permitted or required to make a decision in its "sole discretion" or "discretion" or that it deems "necessary or appropriate" or "necessary or advisable," then, except as otherwise provided in our Partnership Agreement, our General Partner will be entitled to consider only such interests and factors as it desires and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any holder of our units and will not be subject to any different standards imposed by our Partnership Agreement, the Delaware Limited Partnership Act, or under any other law, rule or regulation or in equity. These standards reduce the obligations to which our General Partner would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our units will only have recourse and be able to seek remedies against our General Partner if our General Partner breaches its obligations pursuant to our limited Partnership Agreement. Unless our General Partner breaches its obligations pursuant to our Partnership Agreement, we and holders of our units will not have any recourse against our General Partner even if our General Partner were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in our Partnership Agreement, our Partnership Agreement provides that our General Partner and its officers and directors will not be liable to us or holders of our units for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that our General Partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct. These provisions restrict the remedies available to unitholders for actions that without such limitations might constitute breaches of duty including fiduciary duties.

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

The Company and its subsidiaries are subject to taxation in the U.S. and foreign jurisdictions, and changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. enacted tax reform that made substantial changes to the Code, including (i) a reduction in the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limitation of annual deductions for interest net expense to no more than 30% of our "adjusted taxable income" plus 100% of our business interest income for the year and (iii) permitting a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. NOLs generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued, and while Treasury Regulations and other guidance have been issued to provide clarification, certain aspects of this law remain unclear. In addition, on August 16, 2022, the U.S. enacted the Inflation Reduction Act ("IRA"), which, among other provisions, imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations and a 1% excise tax on corporate stock repurchases by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations. Although no material impact is expected, the full effect of these and other tax legislation on the operations of the Company and its subsidiaries is uncertain and may impact the Company's financial results. Under various provisions of the Code and relevant case law, the IRS has also become increasingly aggressive in deploying "soft doctrines" to challenge transactions as prioritizing form over economic substance and being motivated by tax considerations. The application of these doctrines is often uncertain and could produce adverse tax results with respect to transactions in which we engage.

Additionally, longstanding international tax norms that determine each country's jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (the "OECD"), in October 2021 over 135 jurisdictions agreed to align on a minimum corporate tax rate and an expansion of the taxing rights of market countries, and therefore determination of multijurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to the U.S. federal, state, local and foreign tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.

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

If we were taxed as a corporation, among other things, (i) our net income would be taxed at corporate income tax rates, which is currently 21%, and we would likely pay state income tax at varying rates, thereby substantially reducing our profitability, (ii) no income, gains, losses or deductions would flow through to our unitholders and (iii) distributions to our common unitholders generally would constitute dividends for U.S. federal income tax purposes to the extent paid from our current or accumulated earnings and profits (as determined under U.S. federal income tax principles) and would be taxable as such. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation for U.S. federal income tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our units.

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

The past operations of certain of our subsidiaries and portfolio companies have generated significant net operating losses ("NOLs") and other tax benefits. NOLs may be carried forward to offset federal and state taxable income in future years and reduce the amount of cash paid for income taxes otherwise payable on such taxable income, subject to certain limitations and adjustments. If fully utilized, our subsidiaries’ NOLs and other carryforwards could provide them with significant tax savings in future periods. Their ability to utilize these tax benefits in future years will depend upon their ability to generate sufficient taxable income and to comply with the rules relating to the preservation and use of NOLs, as well as potential future changes in tax laws. The potential benefit of the NOLs and other carryforwards may be limited or permanently lost as a result of the following:

•the inability to generate sufficient taxable income in future years to use such benefits before they expire as NOLs generated in tax years beginning on or before December 31, 2017, have a limited carryforward period;
•a change in control of our subsidiaries that would trigger limitations on the amount of taxable income in future years that may be offset by NOLs and other carryforwards that existed prior to the change in control; or
•examinations and audits by the IRS and other taxing authorities that could reduce the amount of NOLs and other credit carryforwards that are available for future years.

Certain of our subsidiaries maintain valuation allowances against their NOLs and other carryforwards due to uncertainty regarding their ability to generate sufficient taxable income in future periods to utilize such NOLs. Their inability to utilize the NOLs and other carryforwards could result in increased cash payments for taxes in future periods.

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

Cybersecurity risk management and strategy

Each operating company assesses its own cybersecurity risk profile and designs and implements technical safeguards and other risk management policies; however, as one of the critical elements of the Company's overall enterprise risk management approach, the Company's cybersecurity program to which all operating companies are a part, includes:

•Collaboration: Through ongoing communications with management and the Company's IT department, each operating company's IT department monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents applicable to the particular operating company in real time, and reports such threats and incidents to the Corporate Cyber Security Incident Team.
•Technical Safeguards: Although each operating company assesses and implements its appropriate technical safeguards for its business, generally the Company deploys technical safeguards that are designed to protect the Company's information systems from cybersecurity threats such safeguards are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company's response to a cybersecurity incident. The Company has adopted a Cybersecurity Incident Policy and has established a Corporate Cyber Security Incident Team to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company's safeguards.
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

Management's Expertise

The Company's Senior Vice President, Information Technology, holds a Master's degree in business administration and industrial psychology. He has served in various roles in information technology for over 27 years. Staying informed on developments in the cyber industry is crucial to the Company's effective prevention, detection, mitigation and remediation of any cybersecurity incidents.

Item 2. Properties

At December 31, 2024, we operated in 90 locations consisting of manufacturing facilities, warehouses, offices, sales, service and laboratory spaces throughout the United States and internationally. Of these, we owned 25 locations consisting of approximately 2.1 million square feet and leased space at 65 locations consisting of approximately 3.0 million square feet.

At December 31, 2024 we had major operations at the following locations:

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

•Energy - The Energy business owns office space in Williston, North Dakota; Farmington, New Mexico; and Andrews, Texas; and leases office space in Johnstown, Colorado and Midland, Texas. Steel Sports leases space in Yaphank, New York and Johnstown, Colorado for its baseball service operations and office space in Virginia Beach, Virginia; and Somerville, NJ.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units, no par value, are listed on the New York Stock Exchange under the symbol "SPLP."

Holders

As of December 31, 2024, there were approximately 96 unitholders of record, including Cede & Co., the nominee of the Depository Trust Company. The number of record holders may not be representative of the number of beneficial owners of our common units, whose units are held in street name by banks, brokers and other nominees.

Dividends

We do not pay any dividends on our common units and do not anticipate declaring or paying any cash dividends on our common units in the foreseeable future. Payment of future dividends on our common units, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facilities, current and anticipated cash needs and plans for expansion.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies," we have elected scaled disclosure reporting, and therefore have omitted information required by this Item.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Board of Directors has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units (the "Repurchase Program"). Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date.
During the year ended December 31, 2024, the Company purchased 2,360,634 common units for an aggregate purchase price of $109,411. Under the Repurchase Program, during the year ended December 31, 2024, the Company purchased 1,092,831 common units for an aggregate purchase price of $46,021. From the inception of the Repurchase Program until December 31, 2024 the Company had purchased 8,901,451 common units for an aggregate purchase price of approximately $210,418. As of December 31, 2024, there remained 618,789 units that may yet be purchased under the Repurchase Program.

In addition to common units repurchased under the Repurchase Program, on September 1, 2024, the Company's Board of Directors approved the Company entering into a purchase agreement with the Hale Entities pursuant to which the Company purchased an aggregate of 1,267,803 common units from the Hale Entities for an aggregate purchase price of $63,390.

The following table provides information about our repurchases of common units during the quarter ended December 31, 2024. During that period, we did not act in concert with any affiliate or any other person to acquire any of our common stock and, accordingly, we do not believe that purchases by any such affiliate or other person (if any) are reportable in the following table.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1-31, 2024	—	$—	—	720,463
November 1-30, 2024	98,764	$42.72	98,764	621,699
December 1-31, 2024	2,910	$41.52	2,910	618,789
Total	101,674		101,674

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Report. The following is a discussion and analysis of SPLP's consolidated results of operations for the years ended December 31, 2024 and 2023. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, particularly in Part I, Item 1A, "Risk Factors". All monetary amounts used in this discussion are in thousands, except common and preferred units, per common and preferred unit, and per share data.

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

Significant Developments

Following is a summary of significant developments that have impacted the Company in 2024 and early 2025. For additional discussion of these matters, please see the Company's Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report.

Steel Connect Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, Inc., executed a series of agreements, in which the Company and certain of its affiliates (the "Steel Partners Group") transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock of Steel Connect (the "Series E Convertible Preferred Stock" and such transfer and related transactions, the "Exchange Transaction"). As of the date of the Exchange Transaction, upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would have resulted in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect. The Exchange Transaction closed on May 1, 2023.

Steel Connect Short-Form Merger

On November 27, 2024, the Audit Committee of the Board of Directors of Steel Connect approved a short-form merger transaction (the "Short-Form Merger") between Steel Connect and an indirect, wholly-owned subsidiary of SPLP, which at the effective time of the Short-Form Merger (the "Effective Time"), together with its affiliates, owned greater than 90% of the outstanding common stock, par value $0.01 per share (the "Steel Connect Common Stock") of Steel Connect, on an as-converted basis. Immediately prior to the Effective Time, all shares of Series C Preferred Stock of Steel Connect and Series E Preferred Stock of Steel Connect held by SPLP or its affiliates were converted into shares of Steel Connect Common Stock.

On January 2, 2025, in compliance with Section 267 of the Delaware General Corporation Law, an indirect, wholly-owned subsidiary of SPLP merged with and into Steel Connect, with Steel Connect surviving the Short-Form Merger and became an indirect wholly-owned subsidiary of SPLP. The funds required to pay the aggregate cash consideration in the Short-Form Merger and related fees and expenses was approximately $31,200, which was funded from amounts available under SPLP's existing senior credit agreement.

Steel Connect Delisting

In connection with the closing of the Short-Form Merger, Steel Connect notified the NASDAQ Capital Market ("Nasdaq") of its intent to remove the Steel Connect Common Stock from listing on Nasdaq and requested that Nasdaq (i) suspend trading of the Steel Connect Common Stock on Nasdaq prior to the opening of trading on January 3, 2025 and (ii) file a Notification of Removal from Listing and/or Registration on Form 25 with the SEC to delist and deregister the Steel Connect Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In addition, Steel Connect filed a certification on Form 15 with the SEC suspending Steel Connects reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the Steel Connect Common Stock.

Income Taxes

During the year ended December 31, 2024, Steel Connect reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, Steel Connect determined that it is more likely than not that the deferred tax assets will be realized. Income taxes for the year ended December 31, 2024, include the impact of the release of Steel Connect's valuation allowance on its deferred tax assets which resulted in a one-time non-cash income tax benefit of $73,380.

Common Unit Repurchases

During the year ended December 31, 2024, the Company purchased 1,092,831 common units for an aggregate purchase price of $46,021. From the inception of the Repurchase Program until December 31, 2024 the Company had purchased 8,901,451 common units for an aggregate purchase price of approximately $210,418. As of December 31, 2024, there remained 618,789 units that may yet be purchased under the Repurchase Program. From January 1, 2025 through March 3, 2025, the Company repurchased 1,999 common units for $82.

On September 1, 2024, the Company entered into a purchase agreement with Hale Partnership Fund, L.P. and related parties (the "Hale Entities") pursuant to which the Company purchased an aggregate of 1,267,803 common units from the Hale Entities for an aggregate purchase price of $63,390. The purchase of the common units pursuant to the purchase agreement were approved by the Company's Board of Directors outside of the Repurchase Program.

Preferred Unit Repurchase Program

On February 2, 2024, the board of directors of the general partner of the Company approved the repurchase of up to 400,000 of the Company's 6.0% Series A preferred units (the "Preferred Repurchase Program"). Any purchases made by the Company and/or its applicable subsidiaries under the Preferred Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The Preferred Repurchase Program has no termination date. During the year ended December 31, 2024, the Company repurchased 80,881 preferred units for $1,945. On February 6, 2025, the board of directors of the general partner of the Company approved the repurchase of an additional 1,000,000 of the Company's 6.0% Series A preferred units.

From January 1, 2025 through March 3, 2025, the Company repurchased 508,812 preferred units for $12,486.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023
Revenue	$2,027,848	$1,905,457
Cost of goods sold	1,152,355	1,103,017
Selling, general and administrative expenses	547,125	504,960
Asset impairment charges	671	865
Interest expense	8,015	18,400
Gains from sales of businesses	—	(58)
Realized and unrealized losses (gains) on securities, net	2,983	(7,074)
All other expense, net *	93,117	124,141
Total costs and expenses	1,804,266	1,744,251
Income before income taxes and equity method investments	223,582	161,206
Income tax benefit	(53,255)	(1,674)
Loss of associated companies, net of taxes	5,615	8,878
Net income	271,222	154,002
Net income attributable to noncontrolling interests in consolidated entities	(9,660)	(3,173)
Net income attributable to common unitholders	$261,562	$150,829
* Includes Finance interest expense, Provision for credit losses, and Other income, net from the Consolidated Statements of Operations

Revenue

Revenue in the year ended December 31, 2024 increased $122,391, or 6.4%, as compared to 2023, as a result of higher net sales of $49,006, or 4.1%, from the Diversified Industrial segment and higher revenue of $37,314, or 9.0% from the Financial Services segment, as well as the favorable impact from the full year operating results of the Supply Chain segment, partially offset by lower revenue of $34,419, or 19.2% from the Energy segment.

Cost of Goods Sold

Cost of goods sold in the year ended December 31, 2024 increased $49,338, or 4.5%, as compared to 2023, resulting from the full year operating results of the Supply Chain segment and higher net sales from the Diversified Industrial segment, partially offset by the impact of lower net revenue from the Energy segment

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in 2024 increased $42,165, or 8.4%, as compared to 2023. The SG&A increase was primarily driven by: (1) $29,300 increase for the Financial Services segment primarily due to higher credit performance fees due to higher credit risk transfer balances and higher personnel expenses related to incremental headcount, and (2) $17,300 increase for the Supply Chain segment due to impact of the full year operating results. These increases were partially offset by lower SG&A expenses of $3,300 from the Energy segment due to favorable settlement of certain legal matters and, to a lesser extent, lower compensation expense, as compared to 2023.

Interest Expense

Interest expense for the years ended December 31, 2024 and 2023 was $8,015 and $18,400, respectively. The lower interest expense in 2024 was primarily due to significant lower average debt levels, partially offset by higher average interest rates.

Realized and Unrealized Gains on Securities, Net

Realized and unrealized losses on securities, net for the year ended December 31, 2024 was $2,983, as compared to gains of $7,074 for the year ended December 31, 2023. The changes in realized and unrealized losses and gains on securities, net over the respective periods are primarily due to mark-to-market adjustments on the Company's portfolio of securities.

All Other Expense, Net

All other expense, net for the years ended December 31, 2024 and 2023 totaled $93,117 and $124,141 respectively. The decrease in all other expense, net for the year ended December 31, 2024, was primarily due to lower provisions for credit losses of $44,084, partially offset by higher finance interest expense of $8,568 related to the Financial Service segment, as compared to 2023.

Income Taxes

As a limited partnership, we are generally not responsible for federal and state income taxes, and our profits and losses are passed directly to our limited partners for inclusion in their respective income tax returns. The Company's tax provision represents the income tax expense or benefit of its consolidated corporate subsidiaries. For the year ended December 31, 2024, a tax benefit of $53,255 was recorded, as compared to a tax benefit of $1,674 in 2023. The Company's effective tax rate for the year ended December 31, 2024 was a benefit of 23.8% as compared to a benefit of 1.0% for the year ended December 31, 2023. The lower effective tax rate for the year ended December 31, 2024, was primarily attributable to the release of valuation allowances on the Company's net operating losses and the decrease in tax expense related to unrealized gains on investments from related parties that are eliminated for financial statement purposes. This benefit was partially offset by increases in income before income tax, the effective state income tax rates associated with the Company's operations, and the expiration of a portion of the Company's NOL carryforwards.

Loss of Associated Companies, Net of Taxes

The Company recorded a loss from associated companies, net of taxes, of $5,615 in 2024, as compared to $8,878 in 2023. For the details of each of these investments and the related mark-to-market adjustments in both periods, see Note 10 - "Investments" to the Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Report.

Net Income

Net income for the year ended December 31, 2024 was $271,222, as compared to $154,002 for the year ended December 31, 2023. The increase in net income was primarily due to higher operating income driven by higher total revenue and higher income tax benefits. See above explanations for further details.

Segment Analysis

	Year Ended December 31,
	2024	2023
Revenue:
Diversified Industrial	$1,242,970	$1,193,964
Energy	145,019	179,438
Financial Services	454,225	416,911
Supply Chain	185,634	115,144
Total	$2,027,848	$1,905,457
Segment income (loss) before interest expense and income taxes:
Diversified Industrial	$85,476	$70,937
Energy	12,209	16,247
Financial Services	116,250	74,248
Supply Chain	15,912	8,726
Corporate and Other	(3,865)	570
Income before interest expense and income taxes	225,982	170,728
Interest expense	8,015	18,400
Income tax benefit	(53,255)	(1,674)
Net income	$271,222	$154,002
Segment depreciation and amortization:
Diversified Industrial	$42,598	$41,424
Energy	8,632	10,065
Financial Services	838	835
Supply Chain	5,643	3,569
Corporate and Other	1,599	672
Total depreciation and amortization	$59,310	$56,565
Loss of associated companies, net of taxes:
Corporate and other	$5,615	$8,878
Total	$5,615	$8,878

Diversified Industrial

Net sales in 2024 increased by $49,006, or 4.1%, as compared to 2023. The increase was primarily driven by higher sales for the Joining Materials business unit, Building Materials business unit, and Electrical Products business unit. The increase of $23,700 for the Joining Materials business unit was primarily driven by higher precious metal prices and sales volume. The increase of $17,100 for the Building Materials business unit was primarily driven by higher sales volume from its roofing products, partially offset by lower sales volume from its FastenMaster products. The increase of $8,500 for the Electrical Products business unit was primarily driven by strong demand from both industrial and aerospace & defense sectors.

Segment operating income in 2024 increased by $14,539, or 20.5%, as compared to 2023. Higher operating income in 2024 was primarily driven by higher net sales as mentioned above and improved profit margin from the Electrical Products business unit.

Energy

Net revenue in 2024 decreased $34,419, or 19.2%, as compared to 2023, primarily due to lower rig hours.

Segment operating income in 2024 decreased $4,038, or 24.9%, as compared to 2023. The decrease of operating income in 2024 was primarily driven by lower rig hours, as compared to 2023.

Supply Chain

The Company added the Supply Chain segment on May 1, 2023 with revenue of $185,634 and $115,144 for the year of 2024 and 2023, respectively, and operating income of $15,912 and $8,726 for the year of 2024 and 2023, respectively.

Financial Services

Revenue in 2024 increased $37,314, or 9.0%, as compared to 2023. The increase was primarily due to an increase in interest income and fees from higher credit risk transfer, held for sale volume, and higher interest from held to maturity investments, as compared to 2023.

Segment operating income in 2024 increased $42,002, or 56.6%, as compared to 2023. The increase was due primarily to higher revenue mentioned above and lower provisions for credit losses of $44,084, partially offset by higher SG&A expenses of $29,300 and finance interest expense of $8,568 in 2024 as compared to 2023. The lower provision for loan losses was driven by lower retentions of held to maturity loans and increased reserves in 2023 primarily resulting from the deterioration in value of the collateral supporting one of WebBank’s asset-based lending loans. The higher SG&A expense was driven by higher credit performance fees of $31,900 due to higher credit risk transfer balances as well as higher personnel expense of $3,700 related an increase in employees. The higher finance interest expense was due primarily to an increase in higher interest rates.

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

	Year Ended December 31,
	2024			2023
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Interest-earning assets:
Loans receivable	$1,740,506	$356,395	20.5%	$1,914,585	$335,253	17.5%
PPP loans	8,505	263	3.1%	31,704	616	1.9%
Held-to-maturity securities	270,225	22,470	8.3%	209,618	18,002	8.6%
Available-for-sale investments	6,020	499	8.3%	4,432	265	6.0%
Federal funds sold	2,202	87	4.0%	968	38	3.9%
Interest-bearing deposits	192,666	4,755	2.5%	217,840	6,712	3.1%
Total interest-earning assets	2,220,124	384,469	17.3%	2,379,147	360,886	15.2%
Non interest-earning assets	15,411			4,456
Total assets	$2,235,535			$2,383,603
Interest-bearing liabilities:
Savings accounts	$350,309	19,869	5.7%	$300,095	14,189	4.7%
Time deposits	1,405,912	69,033	4.9%	1,642,555	66,144	4.0%
Other borrowings	$8,408	98	1.2%	$26,634	99	0.4%
Total interest-bearing liabilities	1,764,629	89,000	5.0%	1,969,284	80,432	4.1%
Non interest-bearing liabilities	79,739			82,506
Total liabilities	1,844,368			2,051,790
Shareholder's equity	391,167			331,813
Total liabilities and shareholder's equity	$2,235,535			$2,383,603
Net interest income		$295,469			$280,454
Spread on average interest-bearing funds			12.3%			11.1%
Net interest margin			13.3%			11.8%
Return on assets			3.8%			2.4%
Return on equity			21.7%			17.2%
Equity to assets			17.5%			13.9%
Equity to assets (excluding PPP loans)			17.6%			14.1%

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

	Year Ended December 31,
	2024 vs 2023			2023 vs 2022
	Increase/(Decrease)			Increase/(Decrease)
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
Interest earning assets:
Loans receivable	$(24,498)	$45,639	$21,141	$139,273	$31,766	$171,039
PPP loans	(1,870)	1,517	(353)	(2,480)	(74)	(2,554)
Held-to-maturity securities	5,019	(551)	4,468	5,215	3,857	9,072
Available-for-sale investments	113	122	235	105	(6)	99
Federal funds sold	49	—	49	(4)	17	13
Interest-bearing deposits	(719)	(1,238)	(1,957)	(51)	3,738	3,687
Total earning assets	(21,906)	45,489	23,583	142,058	39,298	181,356
Savings accounts	2,590	3,089	5,679	734	9,603	10,337
Time deposits	(5,529)	8,419	2,890	15,409	38,177	53,586
Other borrowings	5	(6)	(1)	(397)	(1)	(398)
Total funds	(2,934)	11,502	8,568	15,746	47,779	63,525
Net variance	$(18,972)	$33,987	$15,015	$126,312	$(8,481)	$117,831

Balance Sheet Analysis

Loan Portfolio

As of December 31, 2024, net loans receivable accounted for 85% of WebBank's total assets, as compared to 78% at the end of 2023. The following table presents WebBank's loans outstanding by type of loan as of December 31, 2024 and the four other most recent year-ends.

	As of December 31,
	2024		2023		2022		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Commercial - owner occupied	$55	—%	$72	—%	$80	—%	$92	—%	$209	—%
Commercial - other	4,430	0.3%	2,006	0.1%	907	0.1%	571	0.1%	463	—%
Total real estate loans	4,485	0.3%	2,078	0.1%	987	0.1%	663	0.1%	672	—%
Commercial and industrial	969,702	53.1%	980,722	49.2%	857,817	54.1%	779,536	73.9%	2,279,672	90.6%
Consumer loans	110,697	6.1%	142,410	7.1%	123,204	7.8%	76,067	7.2%	147,652	5.9%
Loans held for sale	739,822	40.5%	868,884	43.6%	602,675	38.0%	198,632	18.8%	88,171	3.5%
Total loans	1,824,706	100.0%	1,994,094	100.0%	1,584,683	100.0%	1,054,898	100.0%	2,516,167	100.0%
Less:
Allowance for loan losses	(26,463)		(25,486)		(29,690)		(13,925)		(27,059)
Total loans receivable, net	$1,798,243		$1,968,608		$1,554,993		$1,040,973		$2,489,108

The following table includes a maturity profile for the loans that were outstanding as of December 31, 2024:

Due During Years Ending December 31,	Real Estate	Commercial & Industrial	Consumer	Loans Held for Sale
2025	$—	$760,125	$88,350	$739,822
2026-2029	55	209,577	22,347	—
2030 and thereafter	4,430	—	—	—
Total	$4,485	$969,702	$110,697	$739,822

Nonperforming Lending Related Assets

Total non-accruing loans were $26,342 and $814 at December 31, 2024 and 2023, respectively.

	As of December 31,
	2024	2023	2022	2021	2020
Non-accruing loans:
Commercial and industrial	26,342	814	788	—	—
Total	26,342	814	788	—	—
Accruing loans delinquent:
90 days or more	9,240	15,060	15,940	3,497	8,701
Total	9,240	15,060	15,940	3,497	8,701
Total non-performing assets	$35,582	$15,874	$16,728	$3,497	$8,701
Total as a percentage of total assets	1.7%	0.6%	0.9%	0.2%	0.3%

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

	As of December 31,
	2024	2023	2022	2021	2020
Balance at beginning of period (a)	$25,486	$34,432	$13,925	$27,059	$36,682
Charge offs:
Commercial and industrial	(10,576)	(51,691)	(6,095)	(8,101)	(14,250)
Consumer	(5,909)	(9,262)	(4,011)	(9,205)	(21,042)
Total charge offs	(16,485)	(60,953)	(10,106)	(17,306)	(35,292)
Recoveries:
Commercial real estate	—	59	27	27	22
Commercial and industrial	8,425	1,479	1,534	2,532	1,313
Consumer	404	425	1,133	1,490	2,388
Total recoveries	8,829	1,963	2,694	4,049	3,723
Net charge offs	(7,656)	(58,990)	(7,412)	(13,257)	(31,569)
Additions charged to operations	8,633	50,044	23,177	123	21,946
Balance at end of period	$26,463	$25,486	$29,690	$13,925	$27,059
Ratio of net charge offs during the period to average loans outstanding during the period	0.4%	3.1%	0.6%	0.6%	1.6%
(a)    The beginning balance as of January 1, 2023 for the allowance for credit losses does not agree to the ending balances as of December 31, 2022 due to the adoption of ASU 2016-13 on January 1, 2023.

The distribution of WebBank's allowance for credit losses on loans at the dates indicated is summarized as follows:

	As of December 31,
	2024		2023		2022		2021		2020
	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans	Amount	% of Loans in Each Category of Total Loans
Commercial real estate	252	0.2%	75	0.1%	28	0.1%	23	0.1%	22	—%
Commercial and industrial	17,805	53.1%	14,744	49.2%	18,493	54.1%	9,205	73.9%	9,293	90.7%
Consumer loans	8,406	6.1%	10,667	7.1%	11,169	7.8%	4,697	7.2%	17,744	5.9%
Loans held for sale	—	40.6%	—	43.6%	—	38.0%	—	18.8%	—	3.4%
Total loans	$26,463	100.0%	$25,486	100.0%	$29,690	100.0%	$13,925	100.0%	$27,059	100.0%

Corporate and Other

Operating loss was $3,865 in 2024, as compared to income of $570 in 2023. The fluctuations were primarily due to changes in investment gains and losses from both marketable securities and associated companies.

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, borrowings from lending institutions, sale of investments and sale of facilities or assets that were not fully utilized. The following table summarizes our liquidity:

	December 31,
	2024	2023
Cash and cash equivalents	$404,442	$577,928
WebBank cash and cash equivalents	141,092	170,286
Cash and cash equivalents, excluding WebBank	263,350	407,642
Readily available borrowing capacity under the Credit Agreement	470,000	399,300
	$733,350	$806,942

Debt and Financing Arrangements

The Company's senior credit facility which was amended and restated in its entirety in December 2021 (the "Credit Agreement") consists of a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect. Availability under the Credit Agreement is based upon earnings and certain covenants, including a maximum ratio limit on Total Leverage and a minimum ratio limit on Interest Coverage, each as defined in the Credit Agreement. The Credit Agreement is subject to certain mandatory prepayment provisions and restrictive and financial covenants, primarily the leverage ratios described above. The Company was in compliance with all financial covenants as of December 31, 2024. If the Company does not meet its financial covenants, and if it is unable to secure necessary waivers or other amendments from its lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated and liquidity could be adversely affected. The Credit Agreement will expire on December 29, 2026, and all outstanding amounts will be due and payable.

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

As of December 31, 2024, the Company's working capital was $625,316, as compared to working capital of $562,224 as of December 31, 2023. The increase in working capital during the year ended December 31, 2024, was primarily due to a decrease in deposits of $228,344, partially offset by a decrease in cash and cash equivalents of $173,486 primarily due to an increase in purchases of the Company's common units of $109,411 and net revolver payments of $71,648. As of December 31, 2024, the availability under the Credit Agreement was approximately $470,000. During the years ended December 31, 2024 and 2023, capital expenditures were $64,963 and $51,451, respectively. The Company currently expects capital expenditures in the range of $34,000 to $44,000 in 2025. The Company and its subsidiaries have ongoing commitments, including funding of the minimum requirements of its subsidiaries' pension plans. For the year ending December 31, 2025, the minimum required contribution to the Company's pension plans is $6,030. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Sources and uses of cash flows from continuing operations for the years ended December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
Net cash provided by operating activities	$363,282	$21,222
Net cash provided by (used in) investing activities	111,161	(142,202)
Net cash (used in) provided by financing activities	(646,312)	464,561
Net change for the period	$(171,869)	$343,581

Cash Flows from Operating Activities

During the year ended December 31, 2024, the Company generated $363,282 of cash, which was primarily due to operating income of $271,222, a net decrease of $129,062 in loans held for sale, depreciation and amortization of $59,310, $23,081 in non-cash lease expense, partially offset by a decrease of $93,912 in deferred income taxes, a decrease of $44,430 in accounts payable and accrued liabilities, and a decrease of $11,948 in trade and other receivables.

During the year ended December 31, 2023, the Company generated $21,222 of cash, which was primarily due to operating income of $154,002 and adjustments to operating income, including depreciation and amortization of $56,565 and provision for credit losses of $51,824, partially offset by changes in operating assets and liabilities of $244,964.

Cash Flows from Investing Activities

During the year ended December 31, 2024, the Company generated $111,161 of cash, which was primarily due to proceeds from the maturities of investments for $263,459, loan originations, net of collections of $32,670 and proceeds from the sales of investments of $20,619, partially offset by purchases of investments of $142,412 and purchases of property, plant, and equipment of $64,963.

During the year ended December 31, 2023, the Company used $142,202 of cash, which was primarily due to purchases of investments of $208,836, loan originations, net of collections of $208,571 and purchases of property, plant, and equipment of $51,451, partially offset by proceeds from the sales of investments of $213,319, an increase of $65,896 in cash upon consolidation of Steel Connect, and proceeds from the maturities of investments for $45,731.

Cash Flows from Financing Activities

During the year ended December 31, 2024, the Company used $646,312 of cash, which was primarily due to a decrease in deposits of $424,649, common share purchases of $109,411, net revolver repayments of $71,648, purchase of subsidiary shares of $16,181, a net decrease in other borrowings of $11,814, and a distribution to preferred unit holders of $9,519.

During the year ended December 31, 2023, the Company generated $464,561 of cash, which was primarily due to an increase in deposits of $513,211, partially offset by repayments of PPP borrowings of $26,486 and share purchases of $20,040.

WebBank manages its liquidity to provide adequate funds to meet anticipated financial obligations, such as certificate of deposit maturities and to fund customer credit needs. WebBank had $141,092 and $170,286 in cash and cash equivalents, time deposits placed at other institutions and federal funds sold at December 31, 2024 and 2023, respectively. WebBank had $65,000 and $50,000 in lines of credit from its correspondent banks at December 31, 2024 and 2023 respectively. WebBank had $204,748 and $325,175 available from the Federal Reserve discount window at December 31, 2024 and 2023, respectively. Therefore, WebBank had a total of $410,840 and $545,461 in cash, lines of credit and access to the Federal Reserve Bank discount window at December 31, 2024 and 2023, respectively, which represents approximately 19.5% and 21.8%, respectively, of WebBank's total assets (excluding PPP loans funded through the PPP Liquidity Facility).

Deposits

Deposits at WebBank at December 31, 2024 and 2023 were as follows:

	2024	2023
Current	$1,483,241	$1,711,585
Long-term	173,801	370,107
Total	$1,657,042	$2,081,692

The decrease in deposits at December 31, 2024, as compared to 2023, is due to less funding needs driven by a reduction in held to maturity investments, held for sale loans and loans receivable. The average original maturity for time deposits at December 31, 2024 was 10 months, as compared to 15 months at December 31, 2023.

The following table details the maturity of time deposits as of December 31, 2024:

	Maturity
	< 3 Months	3 to 6 Months	6 to 12 Months	> 12 Months	Total
Certificate of deposits less than $100	$600,405	$197,232	$263,488	$168,657	$1,229,782
Certificate of deposits of $100 or more	3,431	19,341	17,229	5,144	45,145
Total certificates of deposits	$603,836	$216,573	$280,717	$173,801	$1,274,927

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

At December 31, 2024 and 2023, WebBank's undisbursed commitments under these instruments totaled $430,960 and $340,621, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria established by WebBank through one of WebBank's lending agreements with its Marketing Partners, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee, and in some cases are subject to ongoing adjustment by WebBank. Since certain of the commitments are expected to expire without the credit being extended, the total commitment amounts do not necessarily represent future cash requirements. WebBank evaluates each prospective borrower's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by WebBank upon extension of credit, is based on management's credit evaluation of the borrower and WebBank's Marketing Partner.

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

For 2024, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2024, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management's business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2024 the Electrical Products reporting unit had $46,611 of goodwill and its fair value exceeded its net book value by 13%.

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

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension and other post-retirement benefit plans for certain subsidiaries. The Company recorded pension income of $5,218 for the year ended December 31, 2024 related to its significant pension plans, and, as of December 31, 2024, the Company had recorded pension assets of $5,903 and pension liabilities totaling $16,447. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. Management believes that the ACL was adequate as of December 31, 2024.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Partners Holdings L.P. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive income, changes in capital, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill Impairment of the Electrical Products Reporting Unit — Refer to Notes 2 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves management performing an assessment of each reporting unit to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. On the annual testing date of December 1, 2024, management performed a quantitative approach (Step 1) to evaluate the Electrical Products reporting unit for impairment. As of December 1, 2024, the Electrical Products reporting unit had $46.6 million of goodwill and its fair value exceeded its net book value by 13%. In performing Step 1, management compared the fair value of the reporting unit to its respective carrying value. The Company determined the fair value estimate of the reporting unit based on a combination of income and market approaches. The income approach utilized a discounted cash flow model that required management to make significant estimates and assumptions related to expected revenue growth rates, expected adjusted earnings before interest, taxes and depreciation ("Adjusted EBITDA"), and discount rates. Changes in these assumptions could have a significant impact on the fair value, which could then result in a goodwill impairment charge. The fair value of the reporting unit exceeded its carrying value as of the measurement date and therefore no impairment was recognized.

We identified goodwill impairment of the Electrical Products reporting unit as a critical audit matter because of the significant amount of goodwill recorded at the reporting unit, the significant estimates and assumptions management made to estimate the fair value of the reporting unit and the relatively small difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the expected revenue growth rates, expected Adjusted EBITDA, and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to goodwill impairment included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value, such as controls related to management's forecasts of future revenue and expected Adjusted EBITDA.
•We evaluated management's ability to accurately forecast by comparing historical results to management's historical forecasts.
•We evaluated the reasonableness of management's forecasts of expected revenue and expected growth rates and Adjusted EBITDA by comparing management's forecasts with:
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) Company's valuation methodologies and (2) discount rate by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing an independent range of the discount rate and comparing it to the discount rate selected by management.

Income Taxes — Realizability of Deferred Tax Assets Related to Steel Connect Inc. — Refer to Note 16 to the consolidated financial statements

Critical Audit Matter Description

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.

During the year ended December 31, 2024, the Company reassessed the need for a valuation allowance against deferred tax assets related to the Steel Connect, Inc. tax paying entity by evaluating pre-tax income over the prior three years, concluding this resulted in cumulative pre-tax income. In assessing pre-tax income, the Company considered current sources of revenue and future cash flows and after considering historical and projected future taxable income and existing taxable temporary differences, management determined that it was more likely than not that the deferred tax assets would be realized. As a result, during the second quarter of fiscal year 2024, the Company released substantially all of the valuation allowance on the Steel Connect NOLs. The Company did not release the valuation allowance relating to approximately $0.9 million of Steel Connect state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a non-cash income tax benefit of $73.4 million.

We identified management's determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists and assistance of our firm's professionals with expertise in the accounting for income taxes, when performing audit procedures to evaluate the reasonableness of management's estimates of taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•We tested the effectiveness of controls over deferred tax assets, including management's controls over the estimates of taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized.
•With the assistance of our firm's professionals with expertise in the accounting for income taxes, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether the deferred tax assets would be realized in the future.
•With the assistance of our income tax specialists, we evaluated whether the sources of management's estimated future taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law prior to expiration.
•We tested the reasonableness of management's estimates of taxable income by comparing the estimates to:
–Internal budgets.
–Historical taxable income, as adjusted for nonrecurring items.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
New York, New York
March 11, 2025

We have served as the Company's auditor since 2018.

STEEL PARTNERS HOLDINGS L.P.
Consolidated Balance Sheets
(in thousands, except common units)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$404,442	$577,928
Trade and other receivables - net of allowance for doubtful accounts of $1,509 and $2,481, respectively	227,996	216,429
Loans receivable, including loans held for sale of $739,822 and $868,884, respectively, net	1,566,981	1,582,536
Inventories, net	195,617	202,294
Prepaid expenses and other current assets	48,649	48,169
Total current assets	2,443,685	2,627,356
Long-term loans receivable, net	231,262	386,072
Goodwill	145,670	148,838
Other intangible assets, net	97,280	114,177
Deferred tax assets	80,273	581
Other non-current assets	149,429	341,465
Property, plant and equipment, net	275,775	253,980
Pension asset	5,903	—
Operating lease right-of-use assets	66,297	76,746
Long-term investments	84,693	41,225
Total Assets	$3,580,267	$3,990,440
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$131,768	$131,922
Accrued liabilities	101,592	117,943
Deposits	1,483,241	1,711,585
Other current liabilities	101,768	103,682
Total current liabilities	1,818,369	2,065,132
Long-term deposits	173,801	370,107
Long-term debt	119,588	191,304
Other borrowings	1,632	15,065
Preferred unit liability	155,613	154,925
Accrued pension liabilities	16,447	46,195
Deferred tax liabilities	10,047	18,353
Long-term operating lease liabilities	53,134	61,790
Other non-current liabilities	58,212	62,161
Total Liabilities	2,406,843	2,985,032
Commitments and Contingencies
Capital:
Partners' capital common units: 19,078,201 and 21,296,067 issued and outstanding (after deducting 20,727,941 and 18,367,307 units held in treasury, at cost of $438,708 and $329,297, respectively	1,234,793	1,079,853
Accumulated other comprehensive loss	(102,381)	(121,223)
Total Partners' Capital	1,132,412	958,630
Noncontrolling interests in consolidated entities	41,012	46,778
Total Capital	1,173,424	1,005,408
Total Liabilities and Capital	$3,580,267	$3,990,440

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Operations
(in thousands, except common units and per common unit data)

	December 31,
	2024	2023
Revenue:
Diversified Industrial net sales	$1,242,970	$1,193,964
Energy net revenue	145,019	179,438
Financial Services revenue	454,225	416,911
Supply Chain revenue	185,634	115,144
Total revenue	2,027,848	1,905,457
Costs and expenses:
Cost of goods sold	1,152,355	1,103,017
Selling, general and administrative expenses	547,125	504,960
Asset impairment charges	671	865
Finance interest expense	89,000	80,432
Provision for credit losses	7,740	51,824
Interest expense	8,015	18,400
Gains from sales of businesses	—	(58)
Realized and unrealized losses (gains) on securities, net	2,983	(7,074)
Other income, net	(3,623)	(8,115)
Total costs and expenses	1,804,266	1,744,251
Income from operations before income taxes and equity method investments	223,582	161,206
Income tax benefit	(53,255)	(1,674)
Loss of associated companies, net of taxes	5,615	8,878
Net income	271,222	154,002
Net income attributable to noncontrolling interests in consolidated entities	(9,660)	(3,173)
Net income attributable to common unitholders	$261,562	$150,829
Net income per common unit - basic
Net income attributable to common unitholders	$13.07	$7.04
Net income per common unit - diluted
Net income attributable to common unitholders	$11.38	$6.43
Weighted-average number of common units outstanding - basic	20,006,429	21,433,900
Weighted-average number of common units outstanding - diluted	24,053,388	25,356,796

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2024	2023
Net income	$271,222	$154,002
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(3,650)	2,120
Changes in pension liabilities and other post-retirement benefit obligations	22,492	28,531
Other comprehensive (loss) income	18,842	30,651
Comprehensive income	290,064	184,653
Comprehensive income attributable to noncontrolling interests	(9,660)	(3,173)
Comprehensive income attributable to common unitholders	$280,404	$181,480

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Changes in Capital
(in thousands, except common units and treasury units)

	Steel Partners Holdings L.P. Common Unitholders
	Common	Treasury Units		Partners'	Accumulated Other Comprehensive	Total Partners'	Noncontrolling Interests in Consolidated	Total
	Units	Units	Dollars	Capital	(Loss) Income	Capital	Entities	Capital
Balance at December 31, 2022	39,509,772	(17,904,679)	$(309,257)	$952,094	$(151,874)	$800,220	$1,240	$801,460
Net income	—	—	—	150,829	—	150,829	3,173	154,002
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	(3,862)	—	(3,862)	—	(3,862)
Currency translation adjustments	—	—	—	—	2,120	2,120	—	2,120
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	28,531	28,531	—	28,531
Equity compensation - restricted units	169,332	—	—	1,617	—	1,617	—	1,617
Tax withholding related to vesting of restricted units	(15,730)	—	—	(605)	—	(605)	—	(605)
Purchases of SPLP common units	—	(462,628)	(20,040)	(20,040)	—	(20,040)	—	(20,040)
Noncontrolling interests assumed upon consolidation of Steel Connect	—	—	—	—	—	—	44,718	44,718
Adjustment to interest in consolidated subsidiaries	—	—	—	(110)	—	(110)	(2,481)	(2,591)
Other, net	—	—	—	(70)	—	(70)	128	58
Balance at December 31, 2023	39,663,374	(18,367,307)	(329,297)	1,079,853	(121,223)	958,630	$46,778	1,005,408
Net income	—	—	—	261,562	—	261,562	9,660	271,222
Currency translation adjustments	—	—	—	—	(3,650)	(3,650)	—	(3,650)
Changes in pension liabilities and post-retirement benefit obligations	—	—	—	—	22,492	22,492	—	22,492
Equity compensation - restricted units	128,355	—	—	2,228	—	2,228	—	2,228
Tax withholding related to vesting of restricted units	(13,125)	—	—	(1,077)	—	(1,077)	—	(1,077)
Share-based long term incentive plan unit awards	27,538	—	—	1,604	—	1,604	—	1,604
Purchases of SPLP common units	—	(2,360,634)	(109,411)	(109,411)	—	(109,411)	—	(109,411)
Adjustment to interest in consolidated subsidiaries	—	—	—	—	—	—	(15,484)	(15,484)
Other, net	—	—	—	34	—	34	58	92
Balance at December 31, 2024	39,806,142	(20,727,941)	$(438,708)	$1,234,793	$(102,381)	$1,132,412	$41,012	$1,173,424

See accompanying Notes to Consolidated Financial Statements

STEEL PARTNERS HOLDINGS L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$271,222	$154,002
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,740	51,824
Loss of associated companies, net of taxes	5,615	8,878
Realized and unrealized losses (gains) on securities, net	2,983	(7,074)
Gains from sale of businesses	—	(58)
Derivative gains on economic interests in loans	(5,940)	(4,713)
Non-cash pension expense	5,326	11,806
Deferred income taxes	(93,912)	(30,069)
Depreciation and amortization	59,310	56,565
Non-cash lease expense	23,081	18,377
Equity-based compensation	2,228	1,617
Asset impairment charges	671	865
Other	1,351	4,166
Net change in operating assets and liabilities:
Trade and other receivables	(11,948)	4,802
Inventories	6,116	19,247
Prepaid expenses and other assets	4,807	(7,718)
Accounts payable, accrued and other liabilities	(44,430)	4,914
Net decrease (increase) in loans held for sale	129,062	(266,209)
Net cash provided by operating activities	363,282	21,222
Cash flows from investing activities:
Purchases of investments	(142,412)	(208,836)
Proceeds from maturities of investments	263,459	45,731
Proceeds from sales of investments	20,619	213,319
Principal repayment on Steel Connect Convertible Note	—	1,000
Loan originations, net of collections	32,670	(208,571)
Purchases of property, plant and equipment	(64,963)	(51,451)
Proceeds from sale of property, plant and equipment	2,093	1,846
Increase in cash upon consolidation of Steel Connect	—	65,896
Other	(305)	(1,136)
Net cash provided by (used in) investing activities	111,161	(142,202)
Cash flows from financing activities:
Net revolver (repayments) borrowings	(71,648)	11,115
Repayments of term loans	(68)	(67)
Purchases of the Company's common units	(109,411)	(20,040)
Purchases of the Company's preferred units	(1,945)	—
Net decrease in other borrowings	(11,814)	(26,486)
Distribution to preferred unitholders	(9,519)	(9,633)
Purchase of subsidiary shares from noncontrolling interests	(16,181)	(2,934)
Tax withholding related to vesting of restricted units	(1,077)	(605)
Net (decrease) increase in deposits	(424,649)	513,211
Net cash (used in) provided by financing activities	(646,312)	464,561
Net change for the period	(171,869)	343,581
Effect of exchange rate changes on cash and cash equivalents	(1,617)	(101)
Cash and cash equivalents at beginning of period	577,928	234,448
Cash and cash equivalents at end of period	$404,442	$577,928

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
•Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss ("AOCI") as a separate component of SPLP's Partners' capital in both 2024 and 2023.
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

Trade Receivables, Net

Trade receivables, net, include amounts billed and due from customers. The Company maintains an allowance for credit losses to provide for the estimated amount that will not be collected. The allowance for credit losses is based on current and historical information and reasonable and supportable forecasts of future events and circumstances and includes a combination of factors including management's evaluation of the financial condition of the customer, historical experience, credit quality, whether any amounts are currently past due, the length of time accounts may be past due and management's determination of a customer's current ability to pay its obligations. Trade receivable balances are charged off against the allowance when it is determined that the receivables will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off. The Company believes that the credit risk with respect to trade receivables is limited due to this credit evaluation process. As of December 31, 2024, the top 10 of the Company's largest customer balances accounted for 30% of the Company's trade receivables. The Company's allowance for doubtful accounts for trade receivables was $1,509 and $2,481 as of December 31, 2024 and 2023, respectively. The Company recorded charges of $381 to the allowance offset by recoveries of $1,353 for the year ended December 31, 2024 and charges of $419 to the allowance offset by recoveries of $352 for the year ended December 31, 2023.

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

Allowance for Credit Losses

The Allowance for Credit Losses ("ACL"), which consist of the allowance for loan losses, reserves for unfunded loan commitments, and the allowance on held to maturity debt securities, represents management's estimate of current expected credit losses over the contractual term of WebBank’s loan portfolio, unfunded lending commitments, and held to maturity debt securities as of the balance sheet date.

The reserves for unfunded lending commitments is included in other current liabilities on the consolidated balance sheets. The allowance for held to maturity debt securities is estimated separately from loans and carried at net amortized cost included in other non-current assets on the consolidated balance sheets. The ACL for WebBank's held to maturity debt securities portfolio is not presented separately on the consolidated balance sheet due to immateriality.

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

Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets in 2024 and 2023.

Derivatives

The Company uses various hedging instruments to reduce the impact of changes in precious metal prices. These instruments are recorded as either fair value hedges, economic hedges, cash flow hedges or derivatives with no hedging designation.

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

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). At December 31, 2024, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

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

Right of use ("ROU") assets represent the Company's right to use an underlying asset during the reasonably certain lease term. Lease liabilities represent the Company's obligation to make payments over the life of the lease. A ROU asset and a lease liability are recognized at commencement of the lease based on the present value of the lease payments over the life of the lease. Since the interest rate implicit in a lease is generally not readily determinable, the Company uses an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value. Our lease terms may include options to extend or terminate the lease when the Company is reasonably certain that we will exercise that option.

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

The Company recognizes revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised goods or services underlying the performance obligation to the customer. The transfer of control can occur over time or at a point in time. Performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over time:

•The customer simultaneously receives and consumes the benefits provided by the Company's performance as it performs;

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

The Company has also entered into rebate agreements with certain customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the Company's consolidated statements of operations. As of December 31, 2024 and 2023, accrued rebates payable totaled $15,231 and $16,109, respectively, and are included in Accrued liabilities on the Company's consolidated balance sheets.

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. The Company determines whether it is a principal or an agent, which is dependent on whether the Company has control of the specified goods or services before they are transferred to the customer, whether the Company is primarily responsible for fulfillment, whether the Company has inventory risk and whether the Company has latitude in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it’s acting in the capacity of an agent.

Concentration of Revenue

No single customer accounted for 10% or more of the Company's consolidated revenues in 2024 or 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The new guidance requires a public entity to disclose significant expenses and other segment items that are regularly reported to the chief operating decision maker ("CODM") and the nature of segment expense information used to manage operations. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. During the year ended December 31, 2024, the amendments in ASU 2023-07 were adopted retrospectively. See Note 21 - "Segment Information" for the updated disclosure. This ASU did not have any impact on the Company's consolidated balance sheets or statements of operations.

Accounting Standards Not Yet Effective

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors: (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. Early adoption is permitted. The new guidance may be applied either on a prospective or retrospective basis. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on the Company's consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets or statements of operations.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. ASU 2023-05 applies to the formation of a "joint venture" or a "corporate joint venture" and requires a joint venture to initially measure all contributions received upon its formation at fair value. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact of this accounting standard; however, adoption is not expected to have a material impact on its consolidated balance sheets or statements of operations.

3. REVENUES

Disaggregation of Revenues

Revenues are disaggregated at the Company's segment level since the segment categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. For additional details related to the Company's reportable segments see Note 21 - "Segment Information."

The following table presents the Company's revenues disaggregated by geography for the years ended December 31, 2024 and 2023. The Company's revenues are primarily derived domestically. Foreign revenues are based on the country in which the legal subsidiary generating the revenue is domiciled. Revenue from any single foreign country was not material to the Company's consolidated financial statements.

	Year Ended December 31,
	2024	2023
United States	$1,811,906	$1,744,076
Foreign	215,942	161,381
Total revenue	$2,027,848	$1,905,457

Contract Balances

Differences in the timing of revenue recognition, billings and cash collections result in billed trade receivables, unbilled receivables (contract assets) and deferred revenue (contract liabilities) on the consolidated balance sheets.

Contract Assets

Unbilled receivables arise when the timing of billings to customers differs from the timing of revenue recognition, such as when the Company recognizes revenue over time before a customer can be billed. Contract assets are classified as Prepaid expenses and other current assets on the consolidated balance sheets. The balances of contract assets as of December 31, 2024 and 2023 were $3,409 and $5,317, respectively. As of December 31, 2024 and 2023, the Company's return assets account was not material.

Contract Liabilities

The Company records deferred revenues when cash payments are received or due in advance of the Company's performance, including amounts that are refundable, which are recorded as contract liabilities. Contract liabilities are classified as Other current liabilities on the consolidated balance sheets based on the timing of when the Company expects to recognize revenue.

Contract Liabilities
Balance at December 31, 2023	$7,388
Deferral of revenue	19,655
Recognition of unearned revenue	(21,033)
Balance at December 31, 2024	$6,010

Balance at December 31, 2022	$4,380
Deferral of revenue	23,004
Recognition of unearned revenue	(19,996)
Balance at December 31, 2023	$7,388

4. LEASES

The Company has operating and finance leases for operating plants, warehouses, corporate offices, housing facilities, vehicles and equipment. The Company's leases have remaining lease terms of up to 17 years.

The components of lease cost are as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$22,451	$17,497
Short-term lease cost	$630	$880

Finance lease cost:
Amortization of right-of-use assets	$2,002	$1,782
Interest on lease liabilities	282	227
Total finance lease cost	$2,284	$2,009

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,438	$15,401
Operating cash flows from finance leases	$212	$221
Financing cash flows from finance leases	$2,467	$2,342
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,634	$15,068
Finance leases	$2,394	$1,795

Supplemental balance sheet information related to leases is as follows:

	December 31, 2024	December 31, 2023	Location on Consolidated Balance Sheet
Operating leases
Operating lease right-of-use assets	$66,297	$76,746	Operating lease right-of-use assets

Current operating lease liabilities	$16,995	$17,770	Other current liabilities
Non-current operating lease liabilities	53,134	61,790	Long-term operating lease liabilities
Total operating lease liabilities	$70,129	$79,560

Finance leases
Finance lease assets	$5,472	$7,344	Property, plant and equipment, net

Current finance lease liabilities	$1,823	$2,086	Other current liabilities
Non-current finance lease liabilities	2,785	2,631	Other non-current liabilities
Total finance lease liabilities	$4,608	$4,717

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)
Operating leases	6.96 years	6.68 years
Finance leases	2.89 years	2.64 years
Weighted-average discount rate
Operating leases	5.63%	5.31%
Finance leases	6.46%	5.43%

Maturities of lease liabilities, as of December 31, 2024, are as follows:

	Operating Leases	Finance Leases
2025	$20,680	$2,089
2026	16,370	1,572
2027	12,838	1,014
2028	9,240	391
2029	6,362	66
Thereafter	29,337	7
Total lease payments	94,827	5,139

Present value of current lease liabilities	16,995	1,823
Present value of long-term lease liabilities	53,134	2,785
Total present value of lease liabilities	70,129	4,608

Difference between undiscounted cash flows and discounted cash flows	$24,698	$531

5. ACQUISITIONS AND DIVESTITURES

STCN Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Connect, executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet held by the Steel Partners Group to Steel Connect in exchange for 3,500,000 shares of newly created Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was convertible into an aggregate of 184.9 million shares (19.8 million shares post June 21, 2023 reverse/forward stock split) of Steel Connect common stock, par value $0.01 per share (the "common stock" or "Common Stock"), and voted together with the Steel Connect common stock and participated in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with STCN common stock, STCN convertible debt, if converted, and STCN Series C preferred shares, also if converted, owned by the Company, would result in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of Steel Connect as of the Exchange Transaction closing date. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Connect and as of that date Steel Connect became a consolidated subsidiary for financial reporting purposes. Steel Connect was not consolidated for federal income tax purposes as of the Exchange Transaction because the ownership in Steel Connect was dispersed between different federal tax consolidation groups. Steel Connect's assets and liabilities have been included in the Company's consolidated balance sheet, with a related noncontrolling interest of 16.0% of STCN's common stock as of the Exchange Transaction closing date. Prior to May 1, 2023, the Company held a 49.6% ownership interest in Steel Connect and accounted for its investment in Steel Connect in accordance with the equity method of accounting. The Company remeasured the previously held equity method investment to its fair value based upon a valuation of Steel Connect, as of the date of the Exchange Transaction.

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

The Company remeasured the fair value of STCN common stock using the quoted market price available on the date immediately prior to when the Exchange Transaction was executed, which was the closing market price as of Friday, April 28, 2023, as that represented the information known and knowable at the time of the Exchange Transaction. The Company notes that the change in the calculation resulted in other adjustments which reallocated the components of total estimated consideration between the fair value of previously held STCN common stock and NCI, with no change to the overall consideration transferred. The other adjustments were recorded as of December 31, 2023, and did not result in any other changes to assets or liabilities recognized by the Company.

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

The operating results of Steel Connect have been included in the Company's consolidated financial statements since the date of the Exchange Transaction.

6. LOANS RECEIVABLE, INCLUDING LOANS HELD FOR SALE

Major classifications of Loans receivable, including loans held for sale, held by WebBank at December 31, 2024 and 2023 are as follows:

	Total				Current		Non-current
	December 31, 2024	%	December 31, 2023	%	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Loans held for sale	$739,822		$868,884		$739,822	$868,884	$—	$—

Commercial real estate loans	$4,485	—%	$2,078	—%	—	—	4,485	$2,078
Commercial and industrial	969,702	90%	980,722	87%	760,125	646,890	209,577	333,832
Consumer loans	110,697	10%	142,410	13%	88,350	92,248	22,347	50,162
Total loans	1,084,884	100%	1,125,210	100%	848,475	739,138	236,409	386,072
Less:
Allowance for credit losses	(26,463)		(25,486)		(21,316)	(25,486)	(5,147)	—
Total loans receivable, net	$1,058,421		$1,099,724		827,159	713,652	231,262	386,072
Loans receivable, including loans held for sale (a)					$1,566,981	$1,582,536	$231,262	$386,072
(a)    The amortized cost of loans receivable, including loans held for sale, is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of loans receivable, including loans held for sale, was $1,798,486 and $1,967,021 at December 31, 2024 and 2023, respectively.

Loans with an amortized cost of approximately $225,601 and $381,256 were pledged as collateral for potential borrowings at December 31, 2024 and 2023, respectively. WebBank serviced $1,699 and $1,744 in loans for others at December 31, 2024 and 2023, respectively.

WebBank sold loans classified as loans held for sale of $29,767,668 and $19,907,907 during the year ended December 31, 2024 and 2023, respectively. The sold loans were derecognized from the consolidated balance sheets. Loans classified as loans held for sale primarily consist of consumer and small business loans. Amounts added to loans held for sale were $29,886,737 and $20,356,321 during the year ended December 31, 2024 and 2023, respectively.

WebBank's allowance for credit losses ("ACL") increased $977, or 4%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Changes in the ACL are summarized as follows:

	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
December 31, 2022	$28	$18,493	$11,169	$29,690
Impact of adopting ASC 326	1	1,144	3,597	4,742
Charge-offs	—	(51,691)	(9,262)	(60,953)
Recoveries	59	1,479	425	1,963
Provision	(13)	45,319	4,738	50,044
December 31, 2023	$75	$14,744	$10,667	25,486
Charge-offs	—	(10,576)	(5,909)	(16,485)
Recoveries	—	8,425	404	8,829
Provision	177	5,212	3,244	8,633
December 31, 2024	$252	$17,805	$8,406	$26,463

The ACL and outstanding loan balances are summarized as follows:

December 31, 2024	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$6,360	$—	$6,360
Collectively evaluated for impairment	252	11,445	8,406	20,103
Total	$252	$17,805	$8,406	$26,463
Outstanding loan balances:
Individually evaluated for impairment	$—	$27,798	$—	$27,798
Collectively evaluated for impairment	4,485	941,904	110,697	1,057,086
Total	$4,485	$969,702	$110,697	$1,084,884

December 31, 2023	Commercial Real Estate Loans	Commercial & Industrial	Consumer Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$8	$1,000	$—	$1,008
Collectively evaluated for impairment	67	13,744	10,667	24,478
Total	$75	$14,744	$10,667	$25,486
Outstanding loan balances:
Individually evaluated for impairment	$8	$3,095	$—	$3,103
Collectively evaluated for impairment	2,070	977,627	142,410	1,122,107
Total	$2,078	$980,722	$142,410	$1,125,210

Nonaccrual and Past Due Loans

Commercial and industrial loans past due 90 days or more and still accruing interest were $8,140 and $10,270 at December 31, 2024 and 2023, respectively. Consumer loans past due 90 days or more and still accruing interest were $1,100 and $4,790 at December 31, 2024 and 2023, respectively. The Company had nonaccrual loans of $26,342 and $814 at December 31, 2024 and December 31, 2023, respectively.

Past due loans (accruing and nonaccruing) are summarized as follows:

December 31, 2024	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$4,485	$—	$—	$—	$4,485	$—	$—
Commercial and industrial	949,692	11,870	8,140	20,010	969,702	8,140	26,342
Consumer loans	107,327	2,270	1,100	3,370	110,697	1,100	—
Total loans	$1,061,504	$14,140	$9,240	$23,380	$1,084,884	$9,240	$26,342
(a)    Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

December 31, 2023	Current	30-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Recorded Investment In Accruing Loans 90+ Days Past Due	Nonaccrual Loans That Are Current (a)
Commercial real estate loans	$2,078	$—	$—	$—	$2,078	$—	$—
Commercial and industrial	959,852	10,600	10,270	20,870	980,722	10,270	814
Consumer loans	132,570	5,050	4,790	9,840	142,410	4,790	—
Total loans	$1,094,500	$15,650	$15,060	$30,710	$1,125,210	$15,060	$814
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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

December 31, 2024	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$4,485	$—	$—	$—	$4,485
Commercial and industrial	731,622	210,282	—	27,798	—	969,702
Consumer loans	110,697	—	—	—	—	110,697
Total loans	$842,319	$214,767	$—	$27,798	$—	$1,084,884

December 31, 2023	Non - Graded	Pass	Special Mention	Sub- standard	Doubtful	Total Loans
Commercial real estate loans	$—	$2,070	$—	$8	$—	$2,078
Commercial and industrial	675,952	301,675	—	3,095	—	980,722
Consumer loans	142,410	—	—	—	—	142,410
Total loans	$818,362	$303,745	$—	$3,103	$—	$1,125,210

The following table represents the amortized cost basis loan balances by year of origination and credit quality indicator:

	As of December 31, 2024						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,602	$1,102	$579	$97	$59	$1,046	$—	$4,485
Sub-standard	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$1,602	$1,102	$579	$97	$59	$1,046	$—	$4,485

Commercial & Industrial
Risk Rating:
Pass	$12,386	$78,722	$68,967	$49,974	$233	$—	$—	$210,282
Non - graded	562,512	9,193	571	1,712	3,131	5	154,498	731,622
Sub-standard	1,360	96	23,906	—	—	2,436	—	27,798
Total Commercial & Industrial	$576,258	$88,011	$93,444	$51,686	$3,364	$2,441	$154,498	$969,702
Current period gross charge-offs	$3,088	$5,196	$1,830	$112	$296	$54	$—	$10,576

Consumer Loans
Risk Rating:
Non - graded	$43,952	$34,964	$11,688	$872	$69	$96	$19,056	$110,697
Total Consumer Loans	$43,952	$34,964	$11,688	$872	$69	$96	$19,056	$110,697
Current period gross charge-offs	$303	$3,727	$1,615	$126	$33	$105	$—	$5,909

	As of December 31, 2023						Revolving loans amortized cost basis
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior		Total
Commercial Real Estate Loans
Risk Rating:
Pass	$1,116	$591	$126	$61	$42	$134	$—	$2,070
Sub-standard	—	—	—	—	—	8	—	8
Total Commercial Real Estate Loans	$1,116	$591	$126	$61	$42	$142	$—	$2,078

Commercial & Industrial
Risk Rating:
Pass	$135,468	$114,821	$51,181	$205	$—	$—	$—	$301,675
Non - graded	508,163	11,717	414	1,901	278	62	153,417	675,952
Sub-standard	560	27	—	—	—	2,508	—	3,095
Total Commercial & Industrial	$644,191	$126,565	$51,595	$2,106	$278	$2,570	$153,417	$980,722
Current period gross charge-offs	$1,751	$11,932	$37,036	$508	$458	$6	$—	$51,691

Consumer Loans
Risk Rating:
Non - graded	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Total Consumer Loans	$74,242	$25,733	$2,475	$594	$1,056	$51	$38,259	$142,410
Current period gross charge-offs	$2,315	$3,634	$242	$163	$301	$95	$2,512	$9,262

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

During the years ended December 31, 2021 and 2020, WebBank issued loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") authorized under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The existing loans were funded by the PPP Liquidity Facility, have terms of between two and five years, and their repayment is guaranteed by the SBA. Payments by borrowers on the loans can begin up to 16 months after the note date, and interest will continue to accrue during the 16-month deferment at 1%. Loans can be forgiven in whole or in part (up to full principal and any accrued interest) if certain criteria are met. Loan processing fees paid to WebBank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan as yield adjustments on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. The PPP loans are included in Commercial and industrial loans in the table above. As of December 31, 2024, the total PPP loans and associated liabilities were $4,140 and $3,136, respectively, with $2,526 and $1,614 recorded to Loans receivable, net and Long-term loans receivable, net, respectively, and $1,504 and $1,632 included in Other current liabilities and Other borrowings, respectively, in the Company's consolidated balance sheet as of December 31, 2024. As of December 31, 2023, the total PPP loans and associated liabilities were $16,660 and $15,065, respectively and included in Long-term loans receivable, net, and Other borrowings, respectively, in the consolidated balance sheet as of December 31, 2023. Upon borrower forgiveness, the SBA pays WebBank for the principal and accrued interest owed on the loan. WebBank received forgiveness payments from the SBA and borrowers of $12,520 during the year ended December 31, 2024.

7. INVENTORIES, NET

A summary of Inventories, net is as follows:

	December 31, 2024	December 31, 2023
Finished products	$63,667	$62,798
In-process	32,744	34,376
Raw materials	60,149	68,895
Fine and fabricated precious metal in various stages of completion	38,745	36,393
	195,305	202,462
LIFO reserve	312	(168)
Total	$195,617	$202,294

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. The Company records certain precious metal inventory at the lower of LIFO cost or market value, with any adjustments recorded through Cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

The Company obtains certain precious metals under a fee consignment agreement. As of December 31, 2024 and 2023, the Company had approximately $36,117 and $30,242, respectively, of precious metals, principally silver, under consignment, which are recorded at fair value in Inventories, net with a corresponding liability for the same amount recorded in Accounts payable on the Company's consolidated balance sheets. Fees charged under the consignment agreement are recorded in Interest expense in the Company's consolidated statements of operations.

	December 31, 2024	December 31, 2023
Supplemental inventory information:
Precious metals stated at LIFO cost	$1,472	$2,113
Precious metals stated under non-LIFO cost methods, primarily at fair value	$37,585	$34,112
Market value per ounce: (in whole dollars)
Silver	$28.92	$23.93
Gold	$2,633.92	$2,069.11
Platinum	$907.78	$998.58
Palladium	$915.20	$1,108.32

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

A reconciliation of the change in the carrying amount of goodwill is as follows:

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance at December 31, 2023:
Gross goodwill	$155,423	$67,143	$9,474	$22,785	$81	$254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	114,145	2,353	9,474	22,785	81	148,838
Acquisitions	—	—	—	—	—	—
Other adjustments (a)	—	—	—	(3,082)	—	(3,082)
Currency translation adjustments	(86)	—	—	—	—	(86)
Balance at December 31, 2024:
Gross goodwill	155,337	67,143	9,474	19,703	81	251,738
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,059	$2,353	$9,474	$19,703	$81	$145,670
(a)    Related to the Exchange Transaction with Steel Connect. See Note 5 - "Acquisitions and Divestitures".

	Diversified Industrial	Energy	Financial Services	Supply Chain	Corporate and Other	Total
Balance at December 31, 2022:
Gross goodwill	$155,183	$67,143	$9,474	$—	$81	$231,881
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	113,905	2,353	9,474	—	81	125,813
Acquisitions (a)	—	—	—	22,785	—	22,785
Currency translation adjustments	240	—	—	—	—	240
Balance at December 31, 2023:
Gross goodwill	155,423	67,143	9,474	22,785	81	254,906
Accumulated impairments	(41,278)	(64,790)	—	—	—	(106,068)
Net goodwill	$114,145	$2,353	$9,474	$22,785	$81	$148,838
(a)    Related to the Exchange Transaction with Steel Connect. See Note 5 - "Acquisitions and Divestitures".

For 2024, the Company utilized a quantitative approach for all of its reporting units. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting units, which indicated that the fair values of the reporting units exceeded their respective carrying values. Significant assumptions used in the discounted cash flow analyses included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of these assessments. It is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that these assets are impaired. At December 31, 2024, the goodwill related to the Electrical Products reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Electrical Products' services, an inability to execute management's business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of December 31, 2024 the Electrical Products reporting unit had $46,611 of goodwill and its fair value exceeded its net book value by 13%.

A summary of Other intangible assets, net is as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$216,675	$157,854	$58,821	$216,968	$144,686	$72,282
Trademarks, trade names and brand names	57,116	25,121	31,995	57,160	23,431	33,729
Developed technology, patents and patent applications	33,312	26,848	6,464	33,102	25,086	8,016
Other	16,610	16,610	—	16,662	16,512	150
Total	$323,713	$226,433	$97,280	$323,892	$209,715	$114,177
Trademarks with indefinite lives as of December 31, 2024 and 2023 were $22,165 and $22,210, respectively. Amortization expense related to intangible assets was $17,079 and $16,587 for the years ended December 31, 2024 and 2023, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Year Ending December 31,
	2025	2026	2027	2028	2029	Thereafter
Estimated amortization expense	$15,704	$13,694	$13,014	$12,767	$10,518	$9,418

9. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of property, plant and equipment, net is as follows:

	December 31, 2024	December 31, 2023
Land	$22,343	$22,810
Buildings and improvements	127,892	118,552
Machinery, equipment and other	528,983	481,923
Construction in progress	17,914	21,098
	697,132	644,383
Accumulated depreciation	(421,357)	(390,403)
Property, plant and equipment, net	$275,775	$253,980

Depreciation expense was $42,231 and $39,978 for the years ended December 31, 2024 and 2023, respectively.

10. INVESTMENTS

The following table summarizes the Company's long-term investments as of December 31, 2024 and 2023:

	Ownership %		Long-Term Investments Balance
	December 31,		December 31,
	2024	2023	2024	2023
DMC Global, Inc. (a)	9.9%	—%	$14,502	$—
PCS-Mosaic (b)	58.3%	58.3%	11,671	19,067
Other long-term investments (c)			58,520	22,158
Total			$84,693	$41,225
(a)    Gross unrealized losses for DMC Global, Inc. totaled $12,189 for the year ended 2024.
(b)    Represents the Company's investment in PCS-Mosaic, which is accounted for under the equity method of accounting.
(c) The balance consists of multiple common stock investments of public and non-public companies and available for sale securities.

	Loss of Associated Companies, Net of Taxes
	Year Ended December 31,
	2024	2023
STCN convertible notes	$—	$391
STCN common stock	—	5,251
PCS-Mosaic	5,615	3,236
Total	$5,615	$8,878

For the year ended December 31, 2024, the Company recorded a non-cash impairment charge of $5,615, net of taxes, related to an other-than-temporary impairment ("OTTI") recognized on our equity method investment in PCS-Mosaic. During the year ended December 31, 2024, the Company noted that certain factors were present that indicated that the investments decline in fair value was other-than-temporarily impaired, primarily driven by the investee's decrease in revenue and operating results, and current forecasted results which were lower than expected performance at the time of the investment. The Company calculated the fair value of PCS-Mosaic using a discounted cash flow model. After the evaluation, the Company determined the investment in PCS-Mosaic to be other than temporarily impaired and adjusted its carrying value to its fair value. The Company may be required to recognize an impairment loss in future reporting periods if and when our evaluation of the aforementioned factors indicates that the investment in PCS Mosaic is determined to be other than temporarily impaired. Such determination will be based on the prevailing facts and circumstances at that time.

The amount of unrealized gains that relate to equity securities still held as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Net losses (gains) recognized during the period on equity securities	$2,983	$(7,074)
Less: Net (gains) recognized during the period on equity securities sold during the period	(4,672)	(7,046)
Unrealized (gains) recognized during the period on equity securities still held at the end of the period	$(1,689)	$(28)

Equity Method Investments

As of December 31, 2024, the Company's investments in associated companies includes PCS-Mosaic, which is accounted for under the equity method of accounting. PCS-Mosaic is a private investment fund primarily invested in specialized software development and training services. PCS-Mosaic is carried at cost, plus or minus the Company's share of net earnings or losses of the investment. Associated companies are included in Corporate and Other.

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

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$127,647	$2,005	$129,652	$127,647

Contractual maturities within:
Less than five years				121,427
Five years to ten years				314
After ten years				5,906
Total				$127,647

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Carrying Value
Collateralized securities	$322,268	$2,199	$324,467	$322,268

Contractual maturities within:
Less than five years				318,644
Five years to ten years				—
After ten years				3,624
Total				$322,268

WebBank assesses the ACL for HTM debt securities consistent with the approach described in Note 6 - "Loans Receivable, Including Loans Held for Sale" for loans carried at amortized cost. WebBank writes down the security to fair value with a corresponding credit loss portion charged to earnings, and the corresponding non-credit portion charged to accumulated other comprehensive income. The ACL for HTM debt securities of $1,306 and $2,199 at December 31, 2024 and 2023, respectively is included in the net amortized cost balance of the securities. WebBank recorded a benefit for credit losses of $893 and a provision for credit losses of $1,780 on HTM debt securities for the years ended December 31, 2024 and 2023, respectively.

11. DEPOSITS

A summary of WebBank deposits is as follows:

	December 31, 2024	December 31, 2023
Time deposits year of maturity:
2024	$—	$1,343,003
2025	1,101,126	348,826
2026	173,787	21,281
2027	—	—
2028	—	—
2029	14	—
Total time deposits	1,274,927	1,713,110
Savings deposits	382,115	368,582
Total deposits (a)	$1,657,042	$2,081,692
Current	$1,483,241	$1,711,585
Long-term	173,801	370,107
Total deposits	$1,657,042	$2,081,692
(a)    WebBank has $0 and $1,075 at December 31, 2024 and 2023, respectively, of time deposits with balances greater than $250. The carrying value is considered to be representative of fair value because the rates of interest are not significantly different from market interest rates for instruments with similar maturities. The fair value of deposits was $1,680,853 and $2,104,345 at December 31, 2024 and 2023, respectively.

12. DEBT

The current portion of long-term debt is included in Other current liabilities on the Company's consolidated balance sheets. The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	December 31, 2024	December 31, 2023
Long-term debt:
Credit Agreement	118,800	190,449
Other debt - domestic	855	922
Subtotal	119,655	191,371
Less portion due within one year	67	67
Long-term debt	119,588	191,304
Total debt	$119,655	$191,371

Long-term debt as of December 31, 2024 matures in each of the next five years as follows:

	Total	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$119,655	$67	$118,868	$720	$—	$—	$—

As of December 31, 2024, the Company's senior credit agreement, as amended and restated ("Credit Agreement") covers substantially all of the Company's subsidiaries, with the exception of WebBank and Steel Connect, and provides for a senior secured revolving credit facility in an aggregate principal amount not to exceed $600,000 (the "Revolving Credit Loans"), which includes a $50,000 subfacility for swing line loans, a $50,000 subfacility for standby letters of credit and a foreign currency sublimit (available in euros and pounds sterling) equal to the lesser of $75,000 and the total amount of the Revolving Credit Commitment. The Credit Agreement permits, under certain circumstances, to increase the aggregate principal amount of revolving credit commitments under the Credit Agreement by $300,000 plus additional amounts so long as the Leverage Ratio (as defined in the Credit Agreement) would not exceed 3.50:1. Borrowings bear interest, at annual rates of either Base Rate, SOFR Rate or Term RFR (each as defined in the Credit Agreement), at the borrowers’ option, plus an applicable margin, as set forth in the Credit Agreement. As of December 31, 2024, the Credit Agreement also provides for a commitment fee of 0.150% to be paid on unused borrowings.

The Credit Agreement contains financial covenants, including: (i) a Leverage Ratio not to exceed 4.25 to 1.00 for quarterly periods as of the end of each fiscal quarter; provided, however, that notwithstanding the foregoing, following a Material Acquisition, (as defined in the Credit Agreement), Borrowers shall not permit the Leverage Ratio, calculated as of the end of each of the four (4) fiscal quarters immediately following such Material Acquisition (which, for the avoidance of doubt, shall commence with the fiscal quarter in which such Material Acquisition is consummated), to exceed 4.50 to 1.00 and (ii) an Interest Coverage Ratio, calculated as of the end of each fiscal quarter, not less than 3.00 to 1.00. The Credit Agreement also contains standard representations, warranties and covenants for a transaction of this nature, including, among other things, covenants relating to: (i) financial reporting and notification; (ii) payment of obligations; (iii) compliance with law; (iv) maintenance of insurance; and (v) maintenance of properties. As of December 31, 2024, the Company was in compliance with all financial and nonfinancial covenants under the Credit Agreement. The Company believes it will remain in compliance with the Credit Agreements covenants for the next twelve months. The Credit Agreement will expire on December 29, 2026.

The weighted average interest rate on the Credit Agreement was 5.70% at December 31, 2024. As of December 31, 2024, letters of credit totaling $10,631 had been issued under the Credit Agreement. The primary use of the Company's letters of credit are to support the performance and financial obligations related to certain environmental matters, insurance programs and real estate leases. The Credit Agreement permits the Company to borrow for the dividends on its preferred units, pension contributions, investments, acquisitions and other general corporate expenses. Based on financial results as of December 31, 2024, the Company's total availability under the Credit Agreement, which is based upon Consolidated Adjusted EBITDA (as defined in the Credit Agreement) and certain covenants as described in the Credit Agreement, was approximately $470,000 as of December 31, 2024.

Moduslink Revolving Credit Facility

Steel Connect's wholly-owned subsidiary, ModusLink Corporation ("ModusLink"), has a revolving credit agreement (the "Umpqua Revolver") with Umpqua Bank which provides for a maximum credit commitment of $12,500 and a sub-limit of $5,000 for letters of credit and expires on March 31, 2026. As of December 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of December 31, 2024, ModusLink had available borrowing capacity of $11,890 and there was $610 outstanding for letters of credit.

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

13. FINANCIAL INSTRUMENTS

WebBank - Economic Interests in Loans

WebBank's derivative financial instruments represent on-going economic interests in loans made after they are sold. These derivatives are carried at fair value on a gross basis in Other non-current assets on the Company's consolidated balance sheets and are classified within Level 3 in the fair value hierarchy (see Note 18 - "Fair Value Measurements"). As of December 31, 2024, outstanding derivatives mature within 3 to 5 years. Gains and losses resulting from changes in the fair value of derivative instruments are accounted for in the Company's consolidated statements of operations in Financial Services revenue. Fair value represents the estimated amounts that WebBank would receive or pay to terminate the contracts at the reporting date based on a discounted cash flow model for the same or similar instruments. WebBank does not enter into derivative contracts for speculative or trading purposes.

Precious Metal and Commodity Inventories

As of December 31, 2024, the Company had the following outstanding forward contracts with settlement dates through January 2024. There were no futures contracts outstanding as of December 31, 2024.

Commodity	Amount (in whole units)	Notional Value
Silver	3,114 ounces	$175
Gold	1 ounces	$(50)
Palladium	1,036 ounces	$990
Platinum	68 ounces	$64
Copper	154,000 pounds	$645
Tin	18 metric tons	$533

Fair Value Hedges: Certain forward contracts are accounted for as fair value hedges under U.S. GAAP for the Company's precious metal inventory carried at fair value. These contracts hedge 1,500 ounces (in whole units) of silver and a majority of the Company's pounds of copper. The fair value of these derivatives are recognized as derivative assets and liabilities on the Company's consolidated balance sheets. The net changes in fair value of the derivative assets and liabilities, and the changes in the fair value of the underlying hedged inventory, are recognized in the Company's consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges.

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

The fair value and carrying amount of derivative instruments on the Company's consolidated balance sheets are as follows:

	Fair Value of Derivative Assets (Liabilities)
	December 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as ASC Topic 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$82	Other liabilities	$(25)
Derivatives not designated as ASC Topic 815 hedges
Commodity contracts	Prepaid expenses and other current assets	$28	Prepaid Expenses and Other Current Assets	$75
Economic interests in loans	Other non-current assets	$5,410	Other non-current assets	$4,903

The effects of fair value and cash flow hedge accounting in the consolidated statements of operations for the years ended December 31, 2024 and 2023 are not material.

The effects of derivatives not designated as ASC Topic 815 hedging instruments in the consolidated statements of operations for the years ended December 31, 2024 and 2023 are as follows:

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	2024	2023
Commodity contracts	Other (expense) income, net	$(644)	$895
Economic interests in loans	Financial Services Revenue	5,940	4,713
Total derivatives		$5,296	$5,608

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

As of December 31, 2024 and 2023, WebBank's undisbursed loan commitments totaled $430,960 and $340,621, respectively. Commitments to extend credit are agreements to lend to a borrower who meets the lending criteria through one of WebBank's lending agreements, provided there is no violation of any condition established in the contract with the counterparty to the lending arrangement.

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

Steel Connect sponsors two defined benefit pension plans covering certain of ModusLink's employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan (collectively the "STCN Plans"). The annual measurement date for the STCN Plans is July 31st which is the same as Steel Connect's fiscal year end. The STCN Plans accrued pension liabilities were approximately $3,680 and $3,738 as of May 1, 2024, the Exchange Transaction closing date, and December 31, 2024, respectively.

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

The following table presents the components of net pension expense (income) for the Company's pension plans:

	Year Ended December 31,
	2024	2023
Interest cost	$16,675	$18,123
Expected return on plan assets	(20,042)	(17,868)
Amortization of actuarial loss and prior service credit	8,585	11,470
Total	$5,218	$11,725

Pension expense (income) is included in Selling, general and administrative expenses in the consolidated statements of operations.

Actuarial assumptions used to develop the components of pension expense were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average discount rate	4.95%	5.27%
Weighted-average expected long-term rate of return on plan assets	6.50%	6.50%

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans:

	December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at January 1	$363,184	$372,632
Interest cost	16,675	18,123
Actuarial (gain) loss	(15,074)	4,743
Benefits paid	(33,247)	(32,314)
Benefit obligation at December 31	331,538	363,184
Change in plan assets:
Fair value of plan assets at January 1	324,401	291,378
Actual returns on plan assets	26,703	48,210
Benefits paid	(33,247)	(32,314)
Company contributions	10,208	17,127
Fair value of plan assets at December 31	328,065	324,401
Funded status	$(3,473)	$(38,783)
Amounts recognized on the consolidated balance sheets:
Non-current liability	$(3,473)	$(38,783)
Total	$(3,473)	$(38,783)

The table below summarizes the weighted-average assumptions used to determine benefit obligations:

	Year Ended December 31,
	2024	2023
Weighted-average discount rate	5.40%	4.96%

Pretax amounts included in Accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2024	2023
Net actuarial loss	$139,117	$169,436
Accumulated other comprehensive loss	$139,117	$169,436

Other pretax changes in plan assets and benefit obligations recognized in comprehensive income are as follows:

	Year Ended December 31,
	2024	2023
Current year actuarial gain	$(21,734)	$(25,599)
Amortization of actuarial loss	(8,585)	(11,470)
Total recognized in comprehensive income	$(30,319)	$(37,069)

Benefit obligations were in excess of plan assets at both December 31, 2024 and 2023. Additional information for the plans with accumulated benefit obligations in excess of plan assets follows:

	December 31,
	2024	2023
Projected benefit obligation	$331,538	$363,184
Accumulated benefit obligation	$331,538	$363,184
Fair value of plan assets	$328,065	$324,401

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

The table below presents the fair value of the Company's plan assets by asset category segregated by level within the fair value hierarchy, as follows:

	Assets at Fair Value as of December 31, 2024
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$42,249	$—	$—	$42,249
U.S. and international large-cap	93,629	—	—	93,629
U.S. and international small-cap	3,687	—	—	3,687
Mortgage backed securities	—	12,245	—	12,245
U.S. Government debt securities	—	2,289	—	2,289
Corporate bonds and loans	2,851	14,419	—	17,270
Convertible promissory notes	—	170	1,814	1,984
Subtotal	$142,416	$29,123	$1,814	173,353
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				104,367
Private equity				41,886
Total pension assets measured at net asset value				146,253
Cash and cash equivalents				7,397
Net payables				1,062
Total pension assets				$328,065

	Assets at Fair Value as of December 31, 2023
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. and international mid-cap	$39,219	$—	$—	$39,219
U.S. and international large-cap	77,721	—	—	77,721
U.S. and international small-cap	6,051	—	—	6,051
Mortgage and other asset-backed securities	—	14,318	—	14,318
U.S. Government debt securities	—	1,244	—	1,244
Corporate bonds and loans	5,032	14,420	—	19,452
Convertible promissory notes	—	—	1,814	1,814
Subtotal	$128,023	$29,982	$1,814	159,819
Pension assets measured at net asset value (1)
Hedge funds and hedge fund-related strategies				110,999
Private equity				42,691
Total pension assets measured at net asset value				153,690
Cash and cash equivalents				10,626
Net payables				266
Total pension assets				$324,401
(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

During 2024, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2024	Convertible Promissory Notes
Beginning balance as of January 1, 2024	$1,814
Gains or losses included in changes in net assets	—
Settlements	—
Ending balance as of December 31, 2024	$1,814

During 2023, the changes to the pension plans' Level 3 assets were as follows:

Year Ended December 31, 2023	Convertible Promissory Notes
Beginning balance as of January 1, 2023	$2,643
Gains or losses included in changes in net assets	171
Settlements	(1,000)
Ending balance as of December 31, 2023	$1,814

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer. During 2024 and 2023, there was no transfer in or transfer out of Level 3.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period of those assets for which fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2024 and 2023:

Class Name	Fair Value December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$104,367	$—	(1)	60 - 180 days
Private equity	41,886	10,102	(2)	(2)

Class Name	Fair Value December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	$110,999	$—	(1)	60 - 180 days
Private equity	42,691	11,731	(2)	(2)
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

For the year ending December 31, 2025, the minimum required contribution to the Company's pension plans is approximately $6,030. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, including the impact of declines in pension plan assets and interest rates, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the SPLP Plans are as follows:

Years	Pension Benefit Payments
2025	$36,699
2026	35,418
2027	34,082
2028	32,607
2029	31,145
2027-2031	132,256

15. CAPITAL AND ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2024, the Company had 19,078,201 Class A units (regular common units) outstanding.

Common Unit Repurchases

The Board of Directors has approved the repurchase of up to an aggregate of 9,520,240 of the Company's common units (the "Repurchase Program"). Any purchases made under the Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. In connection with the Repurchase Program, the Company may enter into a stock purchase plan. The Repurchase Program has no termination date.
During the year ended December 31, 2024, the Company purchased 2,360,634 common units for an aggregate purchase price of $109,411. Under the Repurchase Program, during the year ended December 31, 2024, the Company purchased 1,092,831 common units for an aggregate purchase price of $46,021. From the inception of the Repurchase Program until December 31, 2024 the Company had purchased 8,901,451 common units for an aggregate purchase price of approximately $210,418. As of December 31, 2024, there remained 618,789 units that may yet be purchased under the Repurchase Program. From January 1, 2025 through March 3, 2025, the Company repurchased 1,999 common units for $82.

In addition to common units repurchased under the Repurchase Program, on September 1, 2024, the Company's Board of Directors approved the Company entering into a purchase agreement with the Hale Entities pursuant to which the Company purchased an aggregate of 1,267,803 common units from the Hale Entities for an aggregate purchase price of $63,390.

Incentive Award Plan

The Company's 2018 Incentive Award Plan (the "2018 Plan") provides equity-based compensation through the grant of options to purchase the Company's limited partnership units, unit appreciation rights, restricted units, phantom units, substitute awards, performance awards, other unit-based awards, and includes, as appropriate, any tandem distribution equivalent rights granted with respect to an award (collectively, the "LP Units"). On May 18, 2020, the Company's unitholders approved the Amended and Restated 2018 Incentive Award Plan, which increased the number of LP Units issuable under the 2018 Plan by 500,000 to a total of 1,000,000 LP Units. On June 9, 2021, the Company's unitholders approved the Second Amended and Restated 2018 Incentive Award Plan (the "Second A&R 2018 Plan"), which increased the number of LP Units issuable under the 2018 Plan by 1,000,000 to a total of 2,000,000 LP Units. The Company granted 155,000 restricted units under the Second A&R 2018 Plan during the year ended December 31, 2024. Such LP Units were valued based upon the market value of the Company's LP Units on the date of grant, and collectively represent approximately $3,390 of unearned compensation that will be recognized as expense ratably over the vesting period of the units. The grants have a cliff vesting period of approximately two years from the date of grant. As of December 31, 2024, total unrecognized compensation costs related to restricted units were $3,404 and are expected to be recognized over a weighted average remaining period of 1.8 years.

Preferred Units

The Company's 6.0% Series A preferred units, no par value (the "SPLP Preferred Units") entitle the holders to a cumulative quarterly cash or in-kind (or a combination thereof) distribution. The Company declared cash distributions of approximately $9,519 and $9,633 to preferred unitholders for the years ended December 31, 2024 and 2023, respectively. The SPLP Preferred Units have a term of nine years, ending February 2026, and are redeemable at any time at the Company's option at a $25 liquidation value per unit, plus any accrued and unpaid distributions (payable in cash or SPLP common units, or a combination of both, at the Company's discretion). If redeemed in common units, the number of common units to be issued will be equal to the liquidation value per unit divided by the volume weighted-average price of the common units for 60 days prior to the redemption. On February 2, 2024, the board of directors of the general partner of the Company approved the repurchase of up to 400,000 of the Company's 6.0% Series A preferred units (the "Preferred Repurchase Program"). Any purchases made by the Company and/or its applicable subsidiaries under the Preferred Repurchase Program will be made from time to time on the open market or in negotiated transactions off the market, in compliance with applicable laws and regulations. The timing, manner, price and amount of any repurchase will depend on economic and market conditions, share price, trading volume, applicable legal requirements and other factors. The Preferred Repurchase Program has no termination date. During the year ended December 31, 2024, the Company repurchased 80,881 preferred units for $1,945. On February 6, 2025, the board of directors of the general partner of the Company approved the repurchase of an additional 1,000,000 of the Company's 6.0% Series A preferred units. From January 1, 2025 through March 3, 2025, the Company repurchased 508,812 preferred units for $12,486.

The SPLP Preferred Units have no voting rights, except that holders of the preferred units have certain voting rights in limited circumstances relating to the election of directors following the failure to pay six quarterly distributions. The SPLP Preferred Units are recorded as non-current liabilities, including accrued interest expense, on the Company's consolidated balance sheets as of December 31, 2024 and 2023 because they have an unconditional obligation to be redeemed for cash or by issuing a variable number of SPLP common units for a monetary value that is fixed and known at inception. Because the SPLP Preferred Units are classified as liabilities, distributions thereon are recorded as a component of Interest expense in the Company's consolidated statements of operations. As of December 31, 2024 and 2023, there were 6,341,247 and 6,422,128 SPLP Preferred Units outstanding, respectively.

On February 14, 2025, the Board of SPH GP declared a regular quarterly cash distribution of $0.375 per unit, payable March 15, 2025 to unitholders of record as of March 1, 2025, on its SPLP Preferred Units.

Incentive Unit Awards

In 2012, SPLP issued to the Manager partnership profits interests in the form of Incentive Units which entitle the holder generally to share in 15% of the increase in the equity value of the Company, based on the volume weighted average price of the Company’s common units for the 20 trading days prior to the year-end measurement date. In 2015, the Manager assigned its rights to Incentive Units to a related party, SPH SPV-I LLC. Vesting in Incentive Units is measured annually on the last day of the Company’s fiscal year and is based upon exceeding a baseline equity value per common unit which was $41.82 and was determined when the most recent award vested on December 31, 2022. The number of outstanding Incentive Units is equal to 100% of the common units outstanding, including common units held by non-wholly-owned subsidiaries. The measurement date equity value per common unit is determined by calculating the volume weighted average price ("VWAP") of the Company’s common units for 20 trading days prior to a measurement date. If an Incentive Unit award vests as of an annual measurement date they will be issued as Class C units. As of the annual measurement date on December 31, 2024, 76,323 Incentive Units vested as the Company’s VWAP exceeded the baseline equity value of $41.82, and upon vesting, were classified as Class C units. Following their issuance, the Incentive Units will automatically convert to common units at a future date (as discussed below). The Incentive Unit award was granted in 2012 for accounting purposes and expense was recognized over the derived service period; therefore, no expense will be recognized for future issuances or vesting of Incentive Unit Awards.

Upon vesting in Incentive Units, the baseline equity value will be recalculated as the new baseline equity value to be assessed at the next annual measurement date. As of December 31, 2024, the number of Incentive Units for future vesting in awards was 19,154,524, which is the sum of 19,078,201, common units outstanding and 76,323 vested Incentive Units as of year end. As of December 31, 2024, the baseline equity value per common unit was calculated as $42.97 due to vesting of Incentive Units. If the baseline equity value is not exceeded as of an annual measurement date, then no portion of annual Incentive Units will be classified as Class C common units for that year and the baseline equity value per common unit will be the same amount as determined upon the prior vesting. The Class C units have the same rights as the LP Units, including, without limitation, with respect to partnership distributions and allocations of income, gain, loss and deduction, in all respects, except that liquidating distributions made by the Company to such holder may not exceed the amount of its capital account allocable to such Class C units and such Class C units may not be sold in the public market, until they have converted into LP Units. At such time that the amount of the capital account allocable to a Class C unit is equal to the amount of the capital account allocable to an LP Unit, such Class C unit shall convert automatically into an LP Unit.

Accumulated Other Comprehensive Loss

Changes, net of tax, where applicable, in AOCI are as follows:

	Unrealized loss on available-for-sale securities	Cumulative translation adjustments	Change in net pension and other benefit obligations	Total
Balance at December 31, 2022	$(92)	$(17,113)	$(134,669)	$(151,874)
Net other comprehensive income attributable to common unitholders (a)	$—	$2,120	$28,531	$30,651
Balance at December 31, 2023	$(92)	$(14,993)	$(106,138)	$(121,223)
Net other comprehensive income attributable to common unitholders (a)	$—	$(3,650)	$22,492	$18,842
Balance at December 31, 2024	$(92)	$(18,643)	$(83,646)	$(102,381)
(a)    Net of tax provision of approximately $7,275 and tax benefit of approximately $8,980 for the years ended December 31, 2024 and 2023, respectively, principally related to changes in pension liabilities and other post-retirement benefit obligations.

16. INCOME TAXES

The income tax balances as of December 31, 2024, are inclusive of Steel Connect as a result of the Exchange Transaction.

The domestic and foreign components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023
Income before income taxes and equity method investments
Domestic	$218,189	$154,220
Foreign	5,393	6,986
Total	$223,582	$161,206

The components of the income tax benefits were as follows:

	Year Ended December 31,
	2024	2023
Current tax provision:
Federal	$29,569	$16,821
State	9,325	9,035
Foreign	1,763	2,539
Total income taxes, current	40,657	28,395
Deferred tax benefit:
Federal	(84,980)	(26,064)
State	(9,098)	(3,715)
Foreign	166	(290)
Total income taxes, deferred	(93,912)	(30,069)
Income tax benefit	$(53,255)	$(1,674)

Effective Tax Rate Recognition

Reconciliation of the income tax benefit computed at the federal statutory rate of 21 percent to the actual income tax rate are as follows:

	Year Ended December 31,
	2024	2023
Income before income taxes and equity method investments	$223,582	$161,206
Federal income tax provision at statutory rate	$46,952	$33,853
Loss passed through to common unitholders (a)	1,783	4,216
	48,735	38,069
State income taxes, net of federal effect	4,441	5,179
Change in valuation allowance	(76,081)	(12,554)
Foreign tax rate differences	(507)	437
Uncertain tax positions	(3,177)	(276)
Federal and state audits	(294)	56
Unrealized gain on investments (b)	2,136	(4,640)
Impairment of subsidiary investments	(4,032)	—
Expiration of NOL carryforwards	4,823	—
Tax-deferred equity contributions	—	(28,022)
Deferred credit	—	(1,929)
Transactions between related parties	2,175	2,140
Unrealized gain on investment in SPLP common units by related parties	(32,941)	—
Permanent differences and other	1,467	(134)
Income tax benefit	$(53,255)	$(1,674)
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

Income tax benefit was $53,255 and $1,674 for 2024 and 2023, respectively. The Company's effective tax rate for the year ended December 31, 2024, was a benefit of 23.8% as compared to a benefit of 1.0% for the year ended December 31, 2023. The increase in the tax benefit for the year ended December 31, 2024, was primarily attributable to the release of valuation allowances on the Company's net operating losses as described below and the decrease in tax expense related to unrealized gains on investments from related parties that are eliminated for financial statement purposes. This benefit was partially offset by increases in income before income tax, the effective state income tax rates associated with the Company's operations, and the expiration of a portion of the Company's NOL carryforwards.

Deferred Taxes

The effects of temporary differences that give rise to the deferred tax assets and liabilities are presented as follows:

	December 31,
	2024	2023
Deferred Tax Assets:
Operating loss carryforwards	$101,321	$117,930
Postretirement and postemployment employee benefits	2,675	11,079
Tax credit carryforwards	1,609	923
Accrued costs	10,158	8,875
Investment impairments and unrealized losses	2,874	1,086
Inventories	5,126	5,551
Environmental costs	5,778	6,441
Section 174 costs (a)	12,814	9,218
Allowance for doubtful accounts and loan losses	7,486	7,353
Lease liabilities	13,678	14,996
Deferred compensation	3,477	5,030
Other	1,886	1,961
Gross deferred tax assets	168,882	190,443

Deferred Tax Liabilities:
Intangible assets	(25,079)	(25,673)
Fixed assets	(31,500)	(28,454)
Unrealized gain on investment (b)	(4,033)	(37,803)
Right of use assets	(12,728)	(14,448)
Other	(1,006)	(1,445)
Gross deferred tax liabilities	(74,346)	(107,823)
Valuation allowance (c)	(24,310)	(100,392)
Net deferred tax assets (liabilities)	$70,226	$(17,772)
(a)    Legislation enacted in 2017 amended Section 174 to require capitalization of all research and development ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized $24,888 and $23,940 of R&D expenses incurred as of December 31, 2024 and 2023, respectively.
(b)    The prior year balance includes taxes on unrealized gains on investment from related parties, which are eliminated for financial statement purposes.
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

The net change in the total valuation allowance for the year ended December 31, 2024, was a decrease of $76,082. This decrease is primarily due to the release of the U.S. valuation allowance associated with the portion of the Company's net deferred tax assets, including NOLs, attributable to Steel Connect. The Company reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, the Company determined that it is more likely than not that the deferred tax assets will be realized. As a result, the Company released substantially all of its valuation allowance on the NOLs carried forward after July 31, 2024, other than the valuation allowance relating to $933 of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a non-cash income tax benefit of $73,380 for the year ended December 31, 2024.

The Company recognized a total benefit of $37,773, of which $4,833 were attributable to state income taxes, related to the redemption of SPLP common units held by related parties in anticipation of the Short-Form Merger. The Company redeemed such units as part of the transaction that took place on January 2, 2025, related to the acquisition of Steel Connect equity. As the reversal of the related deferred tax liability was apparent as of December 31, 2024, the Company recognized such benefit during the period.

At December 31, 2024, the Company's corporate subsidiaries had U.S. federal NOL carryforwards of $350,684; of this amount, $243,572 expire in 2025 through 2037 and $107,112 are not subject to expiration. In addition, there are federal NOLs that can only be utilized by the corporate subsidiaries that generated the prior year losses, commonly called separate return limitation year ("SRLY") NOLs, totaling $29,193, of which $23,619 will expire in 2028 through 2037, and $5,574 which are not subject to expiration.

The Company's corporate subsidiaries have NOLs in foreign jurisdictions totaling $81,169. A valuation allowance has been established against a significant portion of the deferred tax asset associated with the foreign NOLs. There are also NOLs in various U.S. states in which the subsidiaries operate. As of December 31, 2024, the amount totaled $18,612 and expires in 2025 through 2045. A valuation allowance has been established against a significant portion of the deferred tax asset associated with these state NOLs.

U.S. income taxes were not provided on cumulative undistributed foreign earnings as of December 31, 2024 and 2023. The Company's foreign undistributed earnings generally remain indefinitely reinvested in foreign operations, and therefore no provision for U.S. income taxes was accrued, with the exception of the foreign earnings of Steel Connect. The Company believes that in future years Steel Connect will repatriate its foreign earnings and has accrued for potential withholding taxes that may be imposed as a result of the repatriation, which the Company believes would be minor. Foreign laws may delay or add cost to any such repatriation, and these costs or delays may be significant.

The Company's corporate subsidiaries have no federal research and development credit carryforwards as of December 31, 2024, and state research and development credit carryforwards of $17,740, a significant amount of which do not expire. The Company has a reserve against a significant portion of its deferred tax assets associated with the credit carryforwards.

The Company's net deferred income tax assets and liabilities were reported on the consolidated balance sheet as follows.

	Year Ended December 31,
	2024	2023
Deferred tax assets	$80,273	$581
Deferred tax liabilities	(10,047)	(18,353)
Net deferred income tax liabilities	$70,226	$(17,772)

Unrecognized Tax Benefits

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The change in the amount of unrecognized tax benefits for 2024 and 2023 was as follows:

Balance at December 31, 2022	$39,857
Additions for tax positions related to current year	414
Additions for tax positions related to prior years	1,258
Payments	—
Reductions due to lapsed statutes of limitations and expiration of credits	(1,576)
Balance at December 31, 2023	$39,953
Additions for tax positions related to current year	585
Additions for tax positions related to prior years	2,040
Payments	—
Reductions due to lapsed statutes of limitations and expiration of credits	(5,770)
Balance at December 31, 2024	$36,808

The Company's total gross unrecognized tax benefits were $36,808 and $39,953 at December 31, 2024 and 2023, respectively, of which $33,454, if recognized, would affect the provision for income taxes. In 2024, the Company reversed $5,770 of reserves upon the expiration of the statutes of limitations with applicable taxing authorities and the expiration of time for utilizing certain credits for which a full reserve is maintained. As of December 31, 2024, it is reasonably possible that unrecognized tax benefits may decrease by $4,592 in the next 12 months due to the expiration of statutes of limitations. The Company recognizes interest and penalties, if applicable, related to uncertain tax positions in its income tax provision in the consolidated statement of operations. For 2024 and 2023, the amount of such interest and penalties recognized was $2,164 and $1,434, respectively.

The Company is subject to U.S. federal income tax, as well as income taxes in various domestic states and foreign jurisdictions in which the Company operated or formerly operated. The Company is not currently under U.S. federal tax examination or under audit in any foreign jurisdictions, and the Company is generally no longer subject to U.S. federal income tax examination for any year prior to 2020, or to state or local income tax examinations for any year prior to 2019. Nonetheless,

NOLs generated in prior years are subject to examination and potential adjustment by the taxing authorities upon their utilization in subsequent years’ tax returns.

The Company has ongoing state audits in various state tax jurisdictions. It is difficult to predict the final outcome or timing of resolution of any particular tax matter, but the Company has not identified any material adjustments with respect to the state audits to date.

17. NET INCOME PER COMMON UNIT

The following data was used in computing net income per common unit shown in the Company's consolidated statements of operations:

	December 31,
	2024	2023
Net income	$271,222	$154,002
Net income attributable to noncontrolling interests in consolidated entities	(9,660)	(3,173)
Net income attributable to common unitholders	261,562	150,829
Effect of dilutive securities:
Interest expense from SPLP Preferred Units (a)	12,229	12,311
Net income attributable to common unitholders – assuming dilution	$273,791	$163,140
Net income per common unit - basic
Net income attributable to common unitholders	$13.07	$7.04
Net income per common unit – diluted
Net income attributable to common unitholders	$11.38	$6.43
Denominator for net income per common unit - basic	20,006,429	21,433,900
Effect of dilutive securities:
Incentive units	—	114,797
Unvested restricted common units	45,315	20,062
SPLP Preferred Units	4,001,644	3,788,037
Denominator for net income per common unit - diluted (a)	24,053,388	25,356,796
(a)    Assumes the SPLP Preferred Units were redeemed in common units as described in Note 15 - "Capital and Accumulated Other Comprehensive Loss."

18. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis in the Company's consolidated financial statements as of December 31, 2024 and 2023 are summarized by type of inputs applicable to the fair value measurements as follows:

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$67,667	$411	$4,944	$73,022
Precious metal and commodity inventories recorded at fair value	41,202	—	—	41,202
Economic interests in loans (b)	—	—	5,410	5,410
Commodity contracts on precious metal and commodity inventories	—	110	—	110
Warrants (c)	—	—	1,182	1,182
Total	$108,869	$521	$11,536	$120,926

Liabilities:
Other precious metal liabilities	37,067	—	—	37,067
Total	$37,067	$—	$—	$37,067

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
Long-term investments (a)	$15,965	$447	$5,746	$22,158
Precious metal and commodity inventories recorded at fair value	35,361	—	—	35,361
Economic interests in loans (b)	—	—	4,903	4,903
Commodity contracts on precious metal and commodity inventories	—	75	—	75
Warrants (c)	—	—	1,436	1,436
Total	$51,326	$522	$12,085	$63,933

Liabilities:
Commodity contracts on precious metal and commodity inventories	$—	$25	$—	$25
Other precious metal liabilities	30,958	—	—	30,958
Total	$30,958	$25	$—	$30,983
(a)    For additional detail of the long-term investments see Note 10 - "Investments." The investment in PCS-Mosaic of $11,671 and 19,067 as of December 31, 2024 and December 31, 2023, respectively, is not included in the fair value leveling tables as it is valued at cost.
(b)    For additional detail of the economic interests in loans see Note 13 - "Financial Instruments."
(c)    Included within Other non-current assets in the Company's consolidated balance sheets.

There were no transfers of securities among the various measurement input levels during the years ended December 31, 2024 or 2023.

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

Following is a summary of changes in financial assets measured using Level 3 inputs:

	Long Term Investments in Associated Companies (a)	Economic Interests in Loans (b)	Warrants (b)	Total
Balance at December 31, 2022	$52,336	$5,728	$3,564	$61,628
Purchases	2,898	—	—	2,898
Sales, cash collections, and eliminations	(49,521)	(5,538)	—	(55,059)
Realized gains on sale	(7)	4,713	(2,128)	2,578
Unrealized gains	40	—	—	40
Balance at December 31, 2023	5,746	4,903	1,436	12,085
Purchases	476	—	—	476
Sales, cash collections, and eliminations	—	(5,433)	—	(5,433)
Realized gains on sale	(20)	5,940	(254)	5,666
Unrealized losses	(1,258)	—	—	(1,258)
Balance at December 31, 2024	$4,944	$5,410	$1,182	$11,536
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

19. COMMITMENTS AND CONTINGENCIES

Environmental and Litigation Matters

The Company and certain of the Company's subsidiaries are defendants in certain legal proceedings and environmental investigations and have been designated as potentially responsible parties ("PRPs") by federal and state agencies with respect to certain sites with which they may have had direct or indirect involvement. Most of such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss, in excess of the accrued liability (if any) for such matters, is provided. Any estimated range of possible loss is or will be based on currently available information and involves elements of judgment and significant uncertainties and may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time, and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such legal proceedings and environmental investigations would have a material effect on the financial position, results of operations or cash flows of the Company.

The legal proceedings and environmental investigations are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs, and for future investigations and remedial actions. In some cases, the dollar amounts of the claims have not been specified and, with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against certain of the Company's subsidiaries. The Company accrues liabilities associated with environmental and litigation matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 31, 2024, on a consolidated basis, the Company recorded liabilities of $1,995 and $25,625 in Accrued liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet. As of December 31, 2023, on a consolidated basis, the Company recorded liabilities of $13,107 and $25,388 in Accrued Liabilities and Other non-current liabilities, respectively, on the consolidated balance sheet, which represent the current estimate of environmental remediation liabilities as well as reserves related to the litigation matters discussed below. Expenses relating to these costs, and any recoveries, are included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Estimates of the Company's liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates.

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

The sites where certain of the Company's subsidiaries have environmental liabilities include the following:

The Company has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a former manufacturing facility located in Fairfield, Connecticut. A preliminary ecological risk assessment of the wetlands portion was submitted in 2016 to the CTDEEP for their review and approval. The CTDEEP required an additional assessment of the wetlands and Company officials continue to meet with CTDEEP representatives to agree on a workplan for the additional assessment. Additional investigation of the wetlands is expected in 2024 and 2025 and remediation will likely start in 2027, pending approval of a mutually acceptable wetlands work plan. A work plan to investigate the upland portion of the parcel was prepared by the Company and approved by the CTDEEP in March 2018 and implemented from 2019 through 2023. Additional upland investigatory work will be required to fully define the areas requiring remediation and is also dependent upon CTDEEP requirements and approval. Based on currently known information, the Company reasonably estimates that it may incur aggregate losses over a period of multiple years of between $10,500 and $17,500. The Company has a reserve of $14,421 recorded for future remediation costs, which is our best estimate within this range of potential losses. Due to the uncertainties, there can be no assurance that the final resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

In 1986, a subsidiary of the Company entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") to investigate and remediate property in Montvale, New Jersey that it purchased in 1984. The ACO required investigation and remediation activities to be performed with regard to soil and groundwater contamination. The Company has been actively investigating and remediating the soil and groundwater since that time and has completed the implementation of the groundwater treatment system in operation at the property. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs and other related costs are contractually allocated 75% to the former owner/operator and 25% jointly to the Company, all after having the first $1,000 paid by the former owner/operator. Additionally, the Company had been reimbursed indirectly through insurance coverage for a portion of the costs for which it is responsible. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse the Company for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. There is no assurance that there will be any additional insurance reimbursement. A reserve of approximately $802 has been established for the Company's expected 25% share of anticipated costs at this site, which is based upon the recent selection of a final remedy, on-going operations and maintenance, additional investigations and monitored natural attenuation testing over the next 30 years. Also, a reserve and related receivable of approximately $2,407 has been established for the former owner/operator’s expected share of anticipated costs at this site. On December 18, 2019, the State of New Jersey ("State") filed a complaint against the Company and other non-affiliated corporations related to former operations at this location. The State sought unspecified damages, including reimbursement for all cleanup and removal costs and other damages that the State claims it has incurred, including the lost value of, and reasonable assessment costs for, any natural resource injured as a result of the alleged discharge of hazardous substances and pollutants, as well as attorneys' fees and costs. On July 1, 2020, the Company answered and asserted crossclaims for indemnification and contribution against another defendant, Cycle Chem, Inc. Cycle Chem also asserted crossclaims against the Company. As a result of a confidential mediation, the parties negotiated a settlement amount of $10,500, of which the Company would pay $2,625, its 25% share, and of which other non-affiliated corporations would pay the remaining $7,875, their 75% share. The State also agreed to a separate settlement amount of $3,500 with Cycle Chem for which they were 100% responsible. The Court approved the settlement and on June 27, 2024, the Company and the other defendants paid their portion of the settlement to the State.

The Company's subsidiary, SL Industries, Inc. ("SLI"), may incur environmental costs in the future as a result of the past activities of its former subsidiary, SL Surface Technologies, Inc. ("SurfTech"), in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey and at its former subsidiary, SGL Printed Circuits in Wayne, New Jersey. At the Pennsauken Site, SLI entered into a consent decree with both the U.S. Department of Justice and the U.S. Environmental Protection Agency ("EPA") in 2013 and has since completed the remediation required by the consent decree and has paid the EPA a fixed sum for its past oversight costs. Separate from the consent decree, in December 2012, the NJDEP made a settlement demand of $1,800 for past and future cleanup and removal costs and natural resource damages ("NRD"). To avoid the time and expense of litigating the matter, SLI offered to pay approximately $300 to fully resolve the claim presented by the State. SLI's settlement offer was rejected. On December 6, 2018, the State filed a complaint against SLI related to the Pennsauken Site. The State is seeking treble damages and attorneys' fees, NRD for loss of use of groundwater, as well as a request that SLI pay all cleanup and removal costs that the State has incurred and will incur at the Pennsauken Site. The parties have substantially completed the fact and expert discovery, including the exchange of competing expert reports. The Company has a reserve of $2,582. SLI intends to assert all legal and procedural defenses available to it. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI reported soil contamination and groundwater contamination in 2003 from the SurfTech site located in Camden, New Jersey. Substantial investigation and remediation work has been completed under the direction of the licensed site remediation professional for the site. Additional investigations related to certain compounds have been initiated and have delayed remediation actions. Remediation actions, including soil excavation and groundwater bioremediation, are expected to start in the first half of 2025 pending completion of the investigations. Post-remediation groundwater monitoring will be conducted following completion of soil excavation. A reserve of $2,883 has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater have undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A reserve of approximately $1,036 has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI, HNH or the Company.

Litigation Matters

Reith v. Lichtenstein, et al. On April 13, 2018, a purported shareholder of STCN, Donald Reith (the "plaintiff"), filed a verified complaint, Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch.) (the "Reith litigation") in the Delaware Court of Chancery. The plaintiff sought to assert class action and derivative claims against the Company and several of its affiliated companies, together with certain members of STCN's board of directors, as well as other named defendants in connection with the acquisition of $35,000 of STCN's Series C Preferred Stock by an affiliate of the Company and equity grants made to three individual defendants. The complaint included claims for breach of fiduciary duty against all the individual defendants as STCN directors; claims for aiding and abetting breach of fiduciary duty against the Company; a claim for breach of fiduciary duty as controlling stockholder against the Company; and a derivative claim for unjust enrichment against the Company and the three individuals who received equity grants. The complaint demanded damages in an unspecified amount for STCN and its stockholders, together with rescission, disgorgement and other equitable relief. On August 13, 2021, the Company and the remaining Reith litigation defendants ("defendants") entered into a memorandum of understanding (the "MOU") with the plaintiff in connection with the settlement of the Reith litigation. The Court of Chancery declined to approve the proposed settlement on September 23, 2022.

On April 8, 2024, STCN, the defendants and Mr. Reith entered into a new memorandum of understanding contemplating the settlement of the Reith litigation.

On October 18, 2024, the defendants and Mr. Reith entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement") to resolve the Reith litigation (the "Settlement"). Among other things, the Second Proposed Settlement Agreement requires that defendants shall cause their insurers to make a cash payment of $6,000 to STCN (the "Settlement Payment") and, after deducting any Court-approved award of attorneys' fees and certain litigation expenses, STCN shall distribute the balance of the cash payment to the holders of STCN common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 30, 2023 by and among the Company, STCN, and other stockholders signatory thereto (the "Stockholders' Agreement") as amended by the Settlement Agreement.

On December 13, 2024, the Court approved the Settlement and approved an award of $1,154 in fees and expenses to plaintiff's counsel, and granted a mootness fee to plaintiff's counsel of $463 (collectively, "Counsel's Awards"). The Court also approved the requirement in the Second Proposed Settlement Agreement that STCN adopt (i) certain amendments to the Stockholders' Agreement relating to the allocation of the Reith Net Litigation Proceeds (as defined in the Stockholders' Agreement) and (ii) certain corporate governance policies and practices, including a formal review process for compensation clawbacks, enhancing the process for granting equity awards and keeping records of equity awards granted under STCN's stock plans, further enhancing board committee independence, and reducing the materiality threshold for review of related party transactions under the Stockholders' Agreement. The Stockholders' Agreement terminated in connection with the consummation of the Short-Form Merger.

On December 16, 2024, the Court entered an order and final judgment memorializing its approval of the Settlement (the "Judgment"). The Judgment became effective on January 15, 2025. On January 2, 2025, the Company entered into a Contingent

Value Rights Agreement (the "CVR Agreement") with Equiniti Trust Company, LLC, as rights agent. Pursuant to the CVR Agreement, at the effective time of the Short-Form Merger, eligible holders of Steel Connect Common Stock received contingent value rights to receive a portion of the Reith Net Litigation Proceeds (as defined in the CVR Agreement), if any, pursuant to the terms of the CVR Agreement (such right, a "Reith CVR"). The Company is cooperating with the rights agent to administer the payment of the Reith CVR Per Share Payment Amount (as defined in the CVR Agreement) due to the Holders (as defined in the CVR Agreement) in accordance with the CVR Agreement, including the timeline established in Section 2.4 thereof. By February 5, 2025, STCN had received all funds associated with the Settlement Payment from the insurers. On February 6, 2025, the Company paid the full amount owed plaintiff's counsel under Counsel's Awards.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et. al. On September 1, 2023, a purported stockholder of STCN, Mohammad Ladjevardian, filed a verified complaint in the Delaware Court of Chancery alleging a single direct claim for breach of fiduciary duty against members of STCN's Board of Directors, the Company, Steel Excel, Inc. ("Steel Excel"), and WebFinancial Corporation ("WebFinancial") in connection with the Exchange Transaction. The complaint alleged that although the challenged transaction was approved by the independent Strategic Planning Committee of STCN's Board of Directors, the committee failed to obtain a "control premium" or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff's holdings. Remedies requested included rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving the Company and its affiliates be subject to minority stockholder approval.

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

BNS Claims. A subsidiary of BNS Holdings Liquidating Trust ("BNS Sub") has been named as a defendant in multiple alleged asbestos-related toxic-tort claims filed over a period beginning in 1994 through December 31, 2024. In many cases these claims involved more than 100 defendants. There remained approximately 58 pending asbestos claims as of December 31, 2024. BNS Sub believes it has significant defenses to any liability for toxic-tort claims on the merits. None of these toxic-tort claims has gone to trial and, therefore, there can be no assurance that these defenses will prevail. BNS Sub has insurance policies covering asbestos-related claims for years beginning 1974 through 1988. BNS Sub annually receives retroactive billings or credits from its insurance carriers for any increase or decrease in claims accruals as claims are filed, settled or dismissed, or as estimates of the ultimate settlement costs for the then-existing claims are revised. As of December 31, 2024 and 2023, BNS Sub has accrued $1,339 and $1,357, respectively, relating to the open and active claims against BNS Sub. This accrual includes the amount of unpaid retroactive billings submitted to the Company by the insurance carriers and also the Company's best estimate of the likely costs for BNS Sub to settle these claims outside the amounts funded by insurance. There can be no assurance that the number of future claims and the related costs of defense, settlements or judgments will be consistent with the experience to-date of existing claims and that BNS Sub will not need to significantly increase its estimated liability for the costs to settle these claims to an amount that could have a material effect on the consolidated financial statements.

Emhart Industries, Inc. v. New England Container Company Inc., et al. BNS Sub is one of seven remaining defendants related to the Centredale Manor Superfund Site in North Providence (the "Centradale Site") pending in the United States District Court for the District of Rhode Island. A third-party plaintiff, Emhart Industries ("Emhart"), is seeking contribution pursuant to CERCLA from BNS Sub and the six other defendants for remediation costs incurred and to be incurred by Emhart at the Centredale Site. Emhart seeks contribution damages from BNS Sub in an amount to be determined at trial. A trial was held in the fall of 2024. In the event BNS is held liable a separate proceeding in 2025 will be held to determine the allocation of any liability. A reserve of $100 has been established. The possible liability, if any, with respect to this dispute cannot be determined at this time.

In the ordinary course of our business, the Company is subject to other periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for certain of the foregoing actions. Although the Company cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against the Company, it does not believe any currently pending legal proceeding to which it is a party will have a material adverse effect on its business, prospects, financial condition, results of operations or cash flows.

20. RELATED PARTY TRANSACTIONS

The receivables from related parties and payables to related parties are included in Prepaid expenses and other current assets and Other current liabilities, respectively, on the Company's consolidated balance sheets. The components of receivables from related parties and payables to related parties for the years ended December 31, 2024 and 2023 are presented below:

	Year Ended December 31,
	2024	2023
Receivable from related parties:
Receivable from other related parties	587	234
Total	$587	$234
Payables to related parties:
Accrued management fees	$—	$170
Payables to other related parties	1,288	2,359
Total	$1,288	$2,529

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

The Management Agreement is automatically renewed each December 31 for successive one-year terms unless otherwise determined at least 60 days prior to each renewal date by a majority of the Company's independent directors. The Management Fee was $15,056 and $12,490 for the years ended December 31, 2024 and 2023, respectively, and net of reimbursement for use of Company assets of $31 and $150 for the years ended December 31, 2024 and 2023, respectively. The Management Fee is included in Selling, general and administrative expenses in the Company's consolidated statements of operations. Unpaid amounts for management fees included in Other current liabilities on the Company's consolidated balance sheets were $0 and $170 at December 31, 2024 and 2023, respectively. Prepaid amounts for management fees included in Prepaid expenses and other current assets on the Company's consolidated balance sheets were $3,800 and $0 at December 31, 2024 and 2023, respectively.

SPLP will bear (or reimburse the Manager with respect to) all its reasonable costs and expenses of the managed entities, the Manager, SPH GP or their affiliates, including but not limited to: legal, tax, accounting, auditing, consulting, administrative, compliance, investor relations costs related to being a public entity rendered for SPLP or SPH GP, as well as expenses incurred by the Manager and SPH GP which are reasonably necessary for the performance by the Manager of its duties and functions under the Management Agreement and certain other expenses incurred by managers, officers, employees and agents of the Manager or its affiliates on behalf of SPLP. Reimbursable expenses incurred by the Manager in connection with its provision of services under the Management Agreement were approximately $2,532 and $4,627 during the years ended December 31, 2024 and 2023, respectively, of which $2,532 and $4,623 was reimbursement for executive travel during the years ended December 31, 2024 and 2023, respectively. Unpaid amounts for reimbursable expenses were approximately $1,131 and $2,185 at December 31, 2024 and 2023, respectively, and are included in Other current liabilities on the Company's consolidated balance sheets. Beginning in 2024, the Manager will reimburse SPLP for costs associated with the use of Company assets not related to the duties and functions under the Management Agreement. Reimbursable expenses incurred by SPLP in connection with the use of Company assets by the Manager were approximately $461 during the year ended December 31, 2024, which remained unpaid as of December 31, 2024. Unpaid amounts for reimbursable expenses related to the use of Company assets are included in Prepaid expenses and other current assets on the Company's consolidated balance sheets.

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

Mutual Securities, Inc.

Pursuant to the Management Agreement, the Manager is responsible for selecting executing brokers. Securities transactions for SPLP are allocated to brokers on the basis of reliability, price and execution. The Manager has selected Mutual Securities, Inc. as an introducing broker and may direct a substantial portion of the managed entities' trades to such firm, among others. An officer of the Manager and SPH GP is affiliated with Mutual Securities, Inc. The commissions paid by SPLP to Mutual Securities, Inc. were $228 and $167 for the years ended December 31, 2024 and 2023, respectively.

Other

At December 31, 2024 and 2023, several related parties and consolidated subsidiaries had deposits totaling $27 and $110 at WebBank, respectively. Approximately $27 of these deposits, including interest which was not significant, have been eliminated in consolidation as of December 31, 2024 and 2023.

The Company recorded revenue of $0 and $19 from its transactions with related parties during the years ended December 31, 2024 and 2023, respectively.

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

Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments $56,805, $9,842, $2,458, and $2,521, respectively, for the year ended December 31, 2024. For the year ended December 31, 2023, Steel Services charged the Diversified Industrial, Energy, Financial Services, and Supply Chain segments $54,796, $9,491, $2,160, and $2,468, respectively, for these services. These service fees are reflected as expenses in the segment income (loss) below, but are eliminated in consolidation.

The Company's chief operating decision maker is the Executive Chairman. The chief operating decision maker uses Income before interest expense and income taxes to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments and for evaluating the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.
Segment information is presented below:

	Year Ended December 31,
	2024	2023
Revenue:
Diversified Industrial	$1,242,970	$1,193,964
Energy	145,019	179,438
Financial Services	454,225	416,911
Supply Chain	185,634	115,144
Total	$2,027,848	$1,905,457
Income (loss) before interest expense and income taxes:
Diversified Industrial	$85,476	$70,937
Energy	12,209	16,247
Financial Services	116,250	74,248
Supply Chain	15,912	8,726
Corporate and other	(3,865)	570
Income before interest expense and income taxes	225,982	170,728
Interest expense	8,015	18,400
Income tax benefit	(53,255)	(1,674)
Net income	$271,222	$154,002
Loss of associated companies, net of taxes:
Corporate and other	$5,615	$8,878
Total	$5,615	$8,878

December 31, 2024	Diversified Industrial	Energy	Financial Services	Supply Chain	Total

Revenue	$1,242,970	$145,019	$454,225	$185,634	$2,027,848

Less:
Cost of goods sold	913,344	110,808	—	128,203
Selling, general and administrative expenses	244,225	23,538	241,235	42,578
Finance interest expense	—	—	89,000	—
Provision for credit losses	—	—	7,740	—
Other segment items (a)	(75)	(1,536)	—	(1,059)
Segment income	85,476	12,209	116,250	15,912	$229,847
Reconciliation of profit & loss
Realized and unrealized gains on securities, net					2,983
Unallocated corporate expense					(4,733)
Interest expense					8,015
Income from operations before income taxes and equity method investments					$223,582
(a) Other segment items includes asset impairment charges, gain on disposal of fixed assets and certain overhead expenses.

December 31, 2023	Diversified Industrial	Energy	Financial Services	Supply Chain	Total

Revenue	$1,193,964	$179,438	$416,911	$115,144	$1,905,457

Less:
Cost of goods sold	882,197	138,229	—	82,591
Selling, general and administrative expenses	245,272	26,896	209,549	25,234
Finance interest expense	—	—	80,432	—
Provision for credit losses	—	—	51,824	—
Other segment items (a)	(4,442)	(1,934)	858	(1,407)
Segment income	70,937	16,247	74,248	8,726	$170,158
Reconciliation of profit & loss
Realized and unrealized gains on securities, net					(7,074)
Unallocated corporate expense					(2,374)
Interest expense					18,400
Income from operations before income taxes and equity method investments					$161,206
(a) Other segment items includes asset impairment charges, gains on disposal of fixed assets and certain overhead expenses.

	Year Ended December 31, 2024
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$27,178	$42,598
Energy	3,956	8,632
Financial Services	302	838
Supply Chain	4,146	5,643
Corporate and other	29,381	1,599
Total	$64,963	$59,310

	Year Ended December 31, 2023
	Capital Expenditures	Depreciation and Amortization
Diversified Industrial	$40,720	$41,424
Energy	8,512	10,065
Financial Services	314	835
Supply Chain	1,727	3569
Corporate and other	178	672
Total	$51,451	$56,565

	December 31,
	2024	2023
Total Assets:
Diversified Industrial	$786,961	$799,630
Energy	71,968	80,342
Financial Services	2,097,205	2,498,825
Supply Chain	181,902	167,874
Corporate and other	442,231	443,769
Total	$3,580,267	$3,990,440

The following table presents geographic revenue and long-lived asset information as of and for the years ended December 31, 2024 and 2023. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2024 and 2023 consist of property, plant and equipment, non-current operating lease right-of-use assets, plus approximately $4,843 in both 2024 and 2023, of land and buildings from previously operating businesses and other non-operating assets. Such assets are carried at the lower of cost or fair value less cost to sell and are included in Other non-current assets on the Company's consolidated balance sheets as of December 31, 2024 and 2023. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated financial statements of the Company.

	2024		2023
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Geographic information:
United States	$1,811,906	$304,515	$1,744,076	$288,180
Foreign	215,942	42,400	161,381	47,390
Total	$2,027,848	$346,915	$1,905,457	$335,570

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

			Amount of Capital Required
	Actual		For Capital Adequacy Purposes		Minimum Capital Adequacy With Capital Buffer		To Be Well Capitalized Under Prompt Corrective Provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(to risk-weighted assets)	$401,792	18.70%	$172,332	8.00%	$226,186	10.50%	$215,416	10.00%
Tier 1 Capital
(to risk-weighted assets)	$374,865	17.40%	$129,249	6.00%	$183,103	8.50%	$172,332	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$374,865	17.40%	$96,937	4.50%	$150,791	7.00%	$140,020	6.50%
Tier 1 Capital
(to average assets)	$374,865	17.90%	$83,913	4.00%	n/a	n/a	$104,892	5.00%

As of December 31, 2023
Total Capital
(to risk-weighted assets)	$359,747	15.40%	$186,523	8.00%	$244,811	10.50%	$233,154	10.00%
Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$139,892	6.00%	$198,180	8.50%	$186,523	8.00%
Common Equity Tier 1 Capital
(to risk-weighted assets)	$334,833	14.40%	$104,919	4.50%	$163,207	7.00%	$151,550	6.50%
Tier 1 Capital
(to average assets)	$334,833	13.20%	$101,663	4.00%	n/a	n/a	$127,078	5.00%

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

23. SUPPLEMENTAL CASH FLOW INFORMATION

A summary of supplemental cash flow information for the years ended December 31, 2024 and 2023 is presented in the following table:

	Year Ended December 31,
	2024	2023
Cash paid during the period for:
Interest	$120,575	$87,616
Taxes	$49,538	$33,296

24. SUBSEQUENT EVENTS

Steel Connect Short-Form Merger and Delisting

The Audit Committee of the Board of Directors of Steel Connect approved a short-form merger transaction between Steel Connect and an indirect, wholly-owned subsidiary of Steel Partners Holdings L.P., which at the effective time of the Short-Form Merger, together with its affiliates, owned greater than 90% of the outstanding common stock, par value $0.01 per share of Steel Connect, on an as-converted basis, which approval was made in accordance with the terms of the stockholders' agreement, dated April 30, 2023.

On January 2, 2025, in compliance with Section 267 of the Delaware General Corporation Law, an indirect, wholly-owned subsidiary of SPLP merged with and into Steel Connect, with Steel Connect surviving the Short-Form Merger and becoming an indirect wholly-owned subsidiary of SPLP. The funds required to pay the aggregate cash consideration in the Short-Form Merger and related fees and expenses was approximately $31,200, which was funded from amounts available under SPLP's existing senior credit agreement.

In connection with the closing of the Short-Form Merger, Steel Connect notified the NASDAQ Capital Market of its intent to remove the Steel Connect Common Stock from listing on Nasdaq and requested that Nasdaq (i) suspend trading of the Steel Connect Common Stock on Nasdaq prior to the opening of trading on January 3, 2025 and (ii) file a Notification of Removal from Listing and/or Registration on Form 25 with the SEC to delist and deregister the Steel Connect Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended.

In addition, Steel Connect filed a certification on Form 15 with the SEC suspending Steel Connects reporting obligations under Sections 13 and 15(d) of the Exchange Act with respect to the Steel Connect Common Stock.

Trinity Place Stock Purchase Agreement

On February 5, 2025 (the "SPA Effective Date"), Steel IP Investments, LLC (the "Purchaser"), a wholly-owned subsidiary of SPLP, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Trinity Place Holdings Inc. ("TPHS") and TPHS Lender LLC (the "Seller"), pursuant to which the Purchaser has agreed to purchase from Seller, and the Seller has agreed to sell to Purchaser, 25,862,245 shares of common stock (the "TPHS Common Stock"), par value $0.01 per share of TPHS (such shares are referred to collectively herein as the "TPHS Shares"), representing approximately 40% of the outstanding common stock of TPHS, in accordance with the terms and conditions of the Stock Purchase Agreement. The aggregate consideration payable to the Seller is $2,586 for the TPHS Shares and certain agreements pursuant to the Stock Purchase Agreement.

On the SPA Effective Date, the Purchaser and TPHS entered into a shareholder rights agreement, pursuant to which SPLP will make a loan in the aggregate amount of up to $5,000 to TPHS.

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

Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.

Management's Annual Report on Internal Control Over Financial Reporting

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

With the participation of the Company's management, including the Company's Principal Executive Officer and the Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2024. Based on such evaluation, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of Steel Partners Holdings L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Steel Partners Holdings L.P and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10, which will be included in the Company's definitive proxy statement for its 2025 Annual Meeting of Limited Partners, to be filed with the SEC pursuant to Schedule 14A within 120 days of the end of the Company's fiscal year (the "2025 Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 included in the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 included in the 2025 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 from the 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 from the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)    Financial Statements - The following financial statements of Steel Partners Holdings L.P., and subsidiaries, are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Capital for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

4.2
Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of Steel Connect, Inc. (incorporated by reference to Exhibit 4.2 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed March 8, 2024).

4.3
Description of Steel Partners Holdings L.P.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed March 8, 2024).

10.1**
Amended and Restated Credit Agreement, dated as of December 29, 2021,among SPH Group Holdings LLC, Steel Excel Inc. and IGo, Inc., as Borrowers, PNC Bank, National Association, in its capacity as administrative agent, the lenders party thereto, and certain of the Borrowers’ affiliates in their capacities as guarantors (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.’s Current Report on Form 8-K, filed on December 29, 2021).

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

10.12*	Form of Bonus, Confidentiality and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2022).
10.13*	Offer letter between Steel Services and Mr. Martin (incorporated by reference to Exhibit 10.3 to Steel Partners Holdings L.P.’s Quarterly Report on Form 10-Q, filed August 9, 2023).
10.14*	Offer letter between Steel Services and Mr. O’Herrin (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed August 7, 2023).
10.15
Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed May 1, 2023).

10.16
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

19.1+	Insider Trading Policy
21.1+	Subsidiaries of Steel Partners Holdings L.P.
24.1+	Power of Attorney (included in the signature page)
31.1+	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Steel Partners Holdings L.P. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Steel Partners Holdings L.P.’s Annual Report on Form 10-K, filed March 8, 2024).

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
March 11, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated with respect to Steel Partners Holdings GP Inc., the general partner of Steel Partners Holdings L.P., and on behalf of the registrant and on the dates indicated below:

By:	/s/ Warren G. Lichtenstein	March 11, 2025
	Warren G. Lichtenstein, Executive Chairman	Date
(Principal Executive Officer)

By:	/s/ Ryan O'Herrin	March 11, 2025
	Ryan O'Herrin, Chief Financial Officer	Date
(Principal Financial Officer)

By:	/s/ Gary W. Tankard	March 11, 2025
	Gary W. Tankard, Chief Accounting Officer	Date
(Principal Accounting Officer)

By:	/s/ Jack L. Howard	March 11, 2025
	Jack L. Howard, Director	Date

By:	/s/ James Benenson III	March 11, 2025
	James Benenson III, Director	Date

By:	/s/ Eric P. Karros	March 11, 2025
	Eric P. Karros, Director	Date

By:	/s/ John P. McNiff	March 11, 2025
	John P. McNiff, Director	Date

By:	/s/ Lon Rosen	March 11, 2025
	Lon Rosen, Director	Date

By:	/s/ Rory Tahari	March 11, 2025
	Rory Tahari, Director	Date